Form 10-K
period 2023-12-31
AMG Comvest Senior Lending Fund
filed 2024-03-27
CIK 1987221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Period Ended December 31, 2023

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-01669

AMG Comvest Senior Lending Fund

(Exact Name of Registrant as Specified in Charter)

Delaware	86-3335466
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

360 S Rosemary Avenue, Suite 1700,
West Palm Beach, FL	33401
(Address of Principal Executive Offices)	(Zip Code)

(561) 727-2001

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	Not applicable	Not applicable
(Title of each class)	(Trading Symbol(s) )	(Name of each exchange where registered)

Securities registered pursuant to Section 12(g) of the Act: Common Shares of Beneficial Interest, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023, there was no established public market for the Registrant’s common shares of beneficial interest.

The number of the Registrant’s common shares of beneficial interest outstanding on March 27, 2024 was 1,100,409.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of AMG Comvest Senior Lending Fund (the “Fund”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Annual Report on Form 10-K constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Fund may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond the Fund’s control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors the Fund identifies in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and in the Fund’s filings with the Securities and Exchange Commission (“SEC”).

Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation by us that the Fund’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. The Fund does not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Annual Report on Form 10-K because the Fund is an investment company.

Summary of Risk Factors

The following is a summary of the principal risks that you should carefully consider before investing in the Fund. Further details regarding each risk in the below summary can be found below.

•
We are a newly formed company and have limited operating history.
•
A renewed disruption in the capital markets and the credit markets could adversely affect our business.
•
There is uncertainty as to the value of our portfolio investments because most of our investments are, and may continue to be, in private companies and recorded at fair value. In addition, the fair values of our investments are determined by Comvest Credit Managers, LLC (the “Investment Adviser”), subject to oversight by our Board of Trustees ("Board"), in accordance with our valuation policies and procedures adopted by the Board.
•
Although we intend to implement a share repurchase program, we have discretion to not repurchase our outstanding common shares of beneficial interest ("Shares"), and our Board has the ability to amend or suspend the program.
•
Global economic, political and market conditions, including downgrades of the U.S. credit rating and Russia’s invasion of Ukraine, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
•
We, our wholly-owned direct subsidiaries, the Investment Adviser, and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.
•
Because we intend to distribute substantially all of our income to our shareholders to maintain our status as a regulated investment company (“RIC”), we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow may be impaired.
•
The Investment Adviser’s liability is limited under the Investment Management Agreement by and between the Investment Adviser and us, and we have agreed to indemnify the Investment Adviser against certain liabilities, which may lead the Investment Adviser to act in a riskier manner than it would when acting for its own account.
•
Our Board may change our investment objective, operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to your interests as shareholders.

•
If we fail to maintain our status as a business development company ("BDC"), our business and operating flexibility could be significantly reduced, and we may be subject to numerous restrictions on our activities, including restrictions on leverage and on the nature of our investments.
•
We may not be able to pay you distributions on our Shares, our distributions to you may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.
•
We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.
•
If we are not treated as a “publicly offered regulated investment company,” as defined in the Internal Revenue Code of 1986, as amended (the “Code”), U.S. shareholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.
•
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
•
Internal and external cyber threats, disease pandemics, as well as other disasters, could impair our ability to conduct business effectively.
•
Our investments in portfolio companies may be risky, and we could lose all or part of any of our investments.
•
Our investments in securities rated below investment grade are speculative in nature and are subject to additional risk factors such as increased possibility of default, illiquidity of the security, and changes in value based on changes in interest rates.
•
The lack of liquidity in our investments may adversely affect our business.
•
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized losses.
•
Economic recessions, downturns or government spending cuts could impair our portfolio companies and harm our operating results.
•
We may be subject to additional risks if we invest in foreign securities and/or engage in hedging transactions.
•
The characterization of an investment as senior debt or senior secured debt does not mean that such debt will necessarily have repayment priority with respect to all other obligations of a borrower.
•
We do not currently intend for our Shares to be listed on any national securities exchange.

ITEM 1. BUSINESS.

(a) General Development of Business

AMG Comvest Senior Lending Fund (“we,” “us,” “our,” or the “Fund”) was formed as a limited partnership on June 28, 2023 under the laws of the State of Delaware. We were initially formed with the name Comvest Credit Partners BDC Fund, L.P., which we changed to AMG Comvest Senior Lending Fund on October 23, 2024. We converted to a Delaware statutory trust on October 24, 2023 (the “BDC Conversion”) after filing with the Securities and Exchange Commission (“SEC”) an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are a diversified, closed-end management investment company that is externally managed by Comvest Credit Managers, LLC (the “Investment Adviser”, and together with the Fund and their affiliates, “Comvest”), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Investment Adviser is registered as an investment adviser with the SEC. We also intend to elect to be treated, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on September 29, 2023 ("Inception Date") and commenced investment operations on October 18, 2023.

(c) Description of Business

General

Our investment objective is to generate current income and capital appreciation. Our primary focus is to provide risk-adjusted returns and current income to investors by investing primarily in middle market companies with annual earnings generally between $10 million and $100 million before earnings, interest, taxes, depreciation and amortization (“EBITDA”) within a wide range of industries, although the Fund intends to focus on industries in which the Investment Adviser and its affiliates have investing experience and access to operating resources, including but not limited to healthcare, financial services, business & technology services, industrials, consumer products, and franchisors/retail. We may from time to time invest in smaller or larger companies if the opportunity presents attractive investment characteristics and risk-adjusted returns. Our investment strategy focuses primarily on privately negotiated senior secured term loans in established North American middle market companies, and in select situations, companies in special situations. See “Item 1-Business, Investment Objective and Strategy” for more information.

We may make investments through wholly owned subsidiaries. Such subsidiaries are expected to be organized as corporations or limited liability companies and will not be registered under the 1940 Act. These subsidiaries may be formed to obtain favorable tax benefits or to obtain financing on favorable terms due to their bankruptcy-remote characteristics. Our Board has oversight responsibility for our investment activities, including our investment in any such subsidiary, and our role as sole shareholder of any such subsidiary. To the extent applicable to the investment activities of a subsidiary, the subsidiary will follow the same compliance policies and procedures as the Fund. We would “look through” any such subsidiary to determine compliance with our investment policies, and would expect to consolidate any such wholly-owned subsidiary for purposes of our financial statements and compliance with the 1940 Act. Furthermore, we intend to comply with the current requirements under the Code and Treasury Regulations (defined below) for income derived from our investment in the subsidiary to be treated as “qualifying income” from which a RIC must derive at least 90% of its annual gross income. See “—Material U.S. Federal Income Tax Considerations.”

Because we intend to qualify as a RIC under the Code, our portfolio will be subject to diversification and other requirements. See “—Material U.S. Federal Income Tax Considerations.”

In accordance with the 1940 Act as presently in effect, BDCs generally are prohibited from incurring additional leverage to the extent it would cause them to have less than a 150% asset coverage ratio, reflecting approximately a 2:1 debt to equity ratio, taking into account the then current fair value of their investments.

The use of any borrowed funds or the proceeds of preferred shares issued by the Fund to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred shares would be borne by the shareholders. The Fund does not intend to issue preferred shares. See “Item 1A. Risk Factors—We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us.”

Portfolio

On October 18, 2023, prior to our election to be regulated as a BDC, and in order to avoid the blind pool-aspects typically associated with the launch of a new fund, pursuant to the terms of a Participation and Loan Assignment Agreement by and between us, AMG Comvest Senior Lending Feeder Fund LLC (the “Feeder Fund”), and Comvest Group Holdings SPV II LLC, an affiliated fund (the “Seller”) (the “Initial Portfolio Transfer Agreement”), we acquired from the Seller a select portfolio of first lien, senior secured private credit investments in, and funding obligations to, certain middle-market businesses that operate across a wide range of industries (the “Initial Portfolio”). See “Item 1A. Risk Factors– Risks and Potential Conflicts of Interest Related to the Initial Portfolio Transaction”. In consideration for the Initial Portfolio, pursuant to the terms of the Initial Portfolio Transfer Agreement, we issued a limited partnership interest to the Feeder Fund and simultaneously the Feeder Fund issued limited liability company interests in the Feeder Fund to the Seller. On October 20, 2023, the Seller transferred its limited liability company interests in the Feeder Fund to Comvest BDC Portfolio SPV II LLC.

The Initial Portfolio was comprised of U.S. dollar-denominated investments that we believe reflected attractive spreads and fundamentals as compared to the broader direct lending market and provide us with a sound foundation for the start of our business. The investments and unfunded obligations in the Initial Portfolio were consistent with our investment objectives and the investment requirements set forth under the 1940 Act.

As of December 31, 2023, the Fund’s top five industry concentrations were Consumer Services, Health Care Providers & Services, Software & Services, Capital Goods, and Diversified Financials. On December 31, 2023, our portfolio consisted of 15 portfolio companies and was invested 100% in first lien loans. The fair value of our investments was approximately $18.3 million on December 31, 2023.

The following table shows our portfolio and investment activity for the period September 29, 2023 (Inception Date) through December 31, 2023:

(in thousands)	For the Period September 29, 2023 (Inception Date) through December 31, 2023
New investments	$18,338
Debt repayments in existing portfolio companies	51
Sales of securities in portfolio companies	—
Change in unrealized gain on portfolio companies	70.0
Change in unrealized loss on portfolio companies	(87.0)

The following summarizes our portfolio company investments and the industries in which we were invested as of December 31, 2023, calculated as a percentage of fair value as of December 31, 2023:

Portfolio Company	Fair Value	Percentage of Total Investments at Fair Value
Baker Hill	$1,034	5.7%
Batteries Plus Holding Corporation	479	2.6
BKH	2,093	11.4
Bradford Health Services	2,006	11.0
Cardiovascular Logistics	1,186	6.5
CheckedUp	1,169	6.4
Firebirds	636	3.5
HASA	1,411	7.7
Kemper Sports Management	2,259	12.3
National Debt Relief	1,296	7.1
Ojos Locos	1,460	8.0
Planet DDS	247	1.4
Select Rehabilitation	1,853	10.0
Splash Car Wash	320	1.8
XDimensional Technologies	832	4.6
	$18,281	100.0%

	At December 31, 2023
	Investments at Fair	Percentage of
Industry	Value (in thousands)	Fair Value
Consumer Services	$7,247	39.6%
Health Care Providers & Services	5,045	27.6
Software & Services	1,866	10.2
Capital Goods	1,411	7.7
Diversified Financials	1,296	7.1
Technology Hardware & Equipment	1,169	6.4
Health Care Technology	247	1.4
	$18,281	100.0%

Portfolio Asset Quality

Our Investment Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Investment Adviser grades the credit risk of all debt investments on a scale of 1 to 6 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio debt investment relative to the inherent risk at the time the original debt investment was made (i.e., at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors.

Loan

Rating	Summary Description
1

Investments that are performing at or above expectations. No issues or foreseen issues on performance, covenants, liquidity, etc. The credit is expected to be repaid at maturity through available cash flow or to be refinanced.

2

Investments that are performing substantially within our expectations, with the risks remaining neutral or favorable. All new loans are initially rated 2. The credit is expected to be repaid at maturity through available cash flow or to be refinanced by a third party.

3	Investments that are performing below our expectations and that require closer monitoring, but where we expect no loss of investment return or principal.
4

Investments that are performing below our expectations and for which risk has increased materially since the original investment. There is a probability of some loss of investment return, but no loss of principal is expected.

5

Investments that are performing substantially below our expectations and whose risks have increased substantially since the original investment. Typically, the borrower will be in payment default, or the loan will have been modified to address a default.

6	Investments that are performing poorly; it is unlikely that the enterprise or asset values currently exceed the debt and/or material reduction in enterprise value is reasonably foreseen.

The following table shows the distribution of our investments on the 1 to 6 investment rating scale at fair value as of December 31, 2023:

(in thousands)	As of December 31, 2023
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	-	-	—	-
Investment Rating 2	$16,362.0	89.4%	$16,428.0	89.9%
Investment Rating 3	1,936.0	10.6	1,853.0	10.1
Investment Rating 4	—	—	—	—
Investment Rating 5	—	—	—	—
Investment Rating 6	—	—	—	—
	$18,298.0	100.0%	$18,281.0	100.0%

The Investment Adviser

The Fund’s investment activities are managed by the Investment Adviser. The Investment Adviser is a Delaware limited liability company that is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services pursuant to the investment management agreement (the “Investment Management Agreement”) by and between the Investment Adviser and us. In particular, the Investment Adviser is responsible for identifying attractive investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. Furthermore, pursuant to the Investment Management Agreement, the Investment Adviser may also provide certain administrative services to the Fund not otherwise provided by the Administrator (as defined below).

The Investment Adviser has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with its affiliate, pursuant to which Comvest Credit Advisors LLC provides the Investment Adviser with experienced investment professionals and access to the resources of Comvest Capital Advisors, LLC and Comvest Credit Advisors LLC (collectively, “Comvest Partners”) so as to enable the Investment Adviser to fulfill its obligations under the Investment Management Agreement. Through the Resource Sharing Agreement, the Investment Adviser intends to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Comvest Partners’ investment professionals. There can be no assurance that Comvest Credit Advisors LLC will perform its obligations under the Resource Sharing Agreement. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on the Fund’s operations.

The Administrator

We have entered into an administration agreement (the “Administration Agreement”) with AMG Funds LLC, a Delaware limited liability company (in such capacity, the “Administrator”), under which the Administrator performs or oversees the performance of certain administrative services for us, including:

•
Supervision of the third-party service providers, including the custodian, accountants, attorneys, and other parties performing services for or on our behalf;
•
The provision of administrative personnel, office space, office equipment, utilities, and other facilities necessary for our administration;
•
The calculation of our net asset value (“NAV”);
•
Maintaining and preserving all accounts, books, financial records and other financial documents as required by us including maintenance of the general ledger, recording and verification of income, expense accruals and our capital gains and losses;
•
Accounting relating to us and our transactions for securities and investments, including but not limited to, loans, bonds, and other credit instruments that are issued in private offerings and related equity interests such as warrants or options issued as additional consideration in such transactions. Provide trade settlement support, including failed trade resolution and cash and security reconciliation;
•
Assist in the preparation of registration statements, financial statements, any proxy statements and other statements or filings as may reasonably be requested;
•
Monitor cash positions, and provide projected cash balances, and monitor and process income and reconcile with custodian;
•
Calculate the yield, expense ratio, and other such financial and portfolio information as may be requested by us;
•
Determine portfolio distributions, if any, and the tax characterization of such distributions;
•
Maintenance of security reference data used by fund accounting; and
•
In conjunction with our custodian, receiving information and keeping records about all domestic and foreign corporate actions, including, but not limited to, cash and stock distributions or dividends, stock splits and reverse stock splits, taken by companies whose securities are held by us and transactions involving foreign currencies.

The Administrator may also provide on our behalf managerial assistance to our portfolio companies.

The Administrator has retained U.S. Bancorp Fund Services, LLC, a Wisconsin limited liability company, as a sub-administrator (the “Sub-Administrator”) to perform some of its obligations under the Administration Agreement. The Sub-Administrator receives compensation from the Fund for its sub-administrative services under a sub-administration agreement (the “Sub-Administration Agreement”). In addition, we have entered into a fund accounting servicing agreement (the “Fund Accounting Servicing Agreement”) with the Administrator, the Investment Adviser, and the Sub-Administrator, pursuant to which the Sub-Administrator provides us with accounting services. We will reimburse the Sub-Administrator for all reasonable costs and expenses incurred by the Sub-Administrator in providing these services under the Fund Accounting Servicing Agreement.

Competition

We will compete for investments with a number of BDCs and investment funds (including private equity and hedge funds), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of these entities have greater financial and managerial resources than we do. We believe we will be able to be competitive with these entities primarily on the basis of the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, the model that we employ to perform our due diligence and our model of investing in companies and industries we know well.

We believe that some of our competitors may make investments with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see Item 1A.—Risk Factors.

Investment Objective and Strategy

Our investment objective is to generate current income and capital appreciation. Our primary focus is to provide risk-adjusted returns and current income to investors by investing primarily in middle market companies with EBITDA generally between $10 million and $100 million within a wide range of industries, although the Fund intends to focus on industries in which the Investment Adviser and its affiliates have investing experience and access to operating resources, including but not limited to healthcare, financial services, business & technology services, industrials, consumer products, and franchisors/retail. We may from time to time invest in smaller or larger companies if the opportunity presents attractive investment characteristics and risk-adjusted returns. Targeted borrowers will operate within a wide range of industries, although we intend to focus on industries in which the Investment Adviser and its affiliates have experience and access to operating resources, including but not limited to healthcare, financial services, business & technology services, industrials, consumer products, and franchisors/retail. Borrowers may be both sponsored (private-equity owned) businesses and non-sponsored businesses and are expected to be predominantly privately owned businesses.

Our investment strategy focuses primarily on privately negotiated senior secured term loans in established North American middle market companies, and in select situations, companies in special situations.

We expect that our investments in secured debt may take the form of first lien senior secured and unitranche loans, notes, bonds and other corporate debt securities, bridge loans, assignments, participations, total return swaps and other derivatives. We will seek to initially invest primarily in first lien senior secured debt and unitranche loans but may also invest in second lien and subordinated debt. We intend to invest primarily in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. A portion of the Fund’s investments may also be composed of “covenant-lite loans,” although such loans are not expected to comprise a majority of the Fund’s portfolio. We will also have the ability to acquire investments through secondary transactions, including through loan portfolios, receivables, contractual obligations to purchase subsequently originated loans and other debt instruments. To a lesser extent, we may utilize “revolvers” or revolving credit lines which allow borrowers to borrow funds, make re-payments and subsequently re-borrow funds during the term of the revolving loan.

Our investment strategy will also include an allocation to more liquid credit investments such as collateralized loan obligations (“CLOs”), broadly syndicated loans (“BSLs”) and corporate bonds. Our liquid credit instruments may include senior secured loans, senior secured bonds, high yield bonds and structured credit instruments. We may also invest in publicly traded securities of larger corporate issuers on an opportunistic basis when market conditions create compelling potential return opportunities. Prior to raising sufficient capital, the portfolio may display a greater percentage of assets within liquid credit opportunities than we otherwise would expect for a fully invested portfolio.

Although not expected to be a primary component of our investment strategy, we may also make certain opportunistic investments in instruments other than secured debt with a view to enhancing returns, such as mezzanine debt, payment-in-kind (“PIK”) notes, convertible debt and other unsecured debt instruments, structured debt that is not secured by financial or other assets, debtor-in-possession financings and equity in loan portfolios or portfolios of receivables, in each case taking into account availability of leverage for such investments and our target risk/return profile. We may, to a limited extent, invest in junior debt (whether secured or unsecured), including mezzanine loans, as part of our investment strategy and upon approval of each such investment by the Fund’s portfolio management team. We may also invest in preferred equity, or our debt investments may be accompanied by equity-related securities (such as options or warrants) and/or select common equity investments.

We expect that the loans within the portfolio will typically be floating rate instruments that often pay current income on a quarterly basis, and we look to generate return from a combination of ongoing interest income, original issue discount, closing payments, commitment fees, prepayments and related fees. We expect most of our debt investments will be unrated. When rated by a nationally recognized statistical ratings organization, our investments will generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investor Service, Inc. or lower than “BBB-” by Standard & Poor’s Rating Services). Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be illiquid and difficult to value.

We may enter into interest rate, foreign exchange, and/or other derivative arrangements to hedge against interest rate, currency, and/or other credit related risks through the use of futures, options and forward contracts. These hedging activities will be subject to the applicable legal and regulatory compliance requirements; however, there can be no assurance any hedging strategy employed will be successful. We may also seek to borrow capital in local currency as a means to hedging non-U.S. dollar denominated investments.

Leverage an Established Platform and Infrastructure

We believe that access to individuals with specific industry expertise leads to better, more informed investment decisions. As such, the Investment Adviser intends to utilize Comvest Partners’ network of operating relationships whenever practicable in all phases of the investment process-from sourcing a transaction, to performing due diligence, and, when appropriate, assisting in portfolio management. The Investment Adviser will also seek to utilize Comvest Partners’ operating network to help evaluate new investment opportunities and receive insight into these businesses, their management teams, and key industry trends.

In addition, Comvest has access to an extensive network of high-quality operating relationships with industry-specific expertise in key vertical industries and markets.

Underwriting & Portfolio Management

Underwriting

When a target investment is identified, a due diligence plan is developed by the deal team and approved by the Investment Adviser’s Investment Committee. Due diligence includes business due diligence conducted by the deal team, third-party due diligence that is commissioned by Comvest and, whenever practicable, utilizing Comvest’s industry relationships.

Due diligence conducted by the deal team may include senior management meetings, a review of financial data and trends, customer calls, industry calls, a careful evaluation of the borrower’s management, owners and business strategy, as well as an evaluation of the borrower’s enterprise value.

Third-party due diligence may include accounting due diligence (quality-of-earnings reports), legal, management background checks and other deal-specific third-party work such as regulatory, tax, environmental, industry consultants, valuations and field audits to validate reported cash flows and the quality of the borrower’s assets.

With respect to more liquid credit investments, including CLOs, BSLs and corporate bonds, the deal team focuses on issuers with a proven management team, strong market position, strong ownership and significant junior capital cushion, which means any equity and debt in the capital structure that ranks junior to the debt securities acquired by the Fund, which the deal team believes help mitigate risks. Depending on various factors, including the Fund’s cash flows and the market for middle market company debt investments, we expect that the Fund’s liquid loan portfolio could represent a material portion of the Fund’s investments from time to time.

The approval process is a multi-stepped and process-driven approach. Transactions are initially screened by Comvest’s entire investment team, and its Investment Committee provides approval at three different points thereafter to ensure that the deal team is building consensus and is performing the necessary level of due diligence for the Investment Committee to make an educated assessment of the opportunity.

Portfolio Management

The Investment Adviser takes a proactive approach to portfolio management.

All investments are evaluated by the deal team on a continuous basis through regular interaction with portfolio company management teams. In addition, portfolio companies are required to provide ongoing information that is utilized to assess the health and prospects of the business.

Each investment is assigned a risk rating that is continually re-evaluated as material events occur. The investment team meets to discuss all portfolio companies on a regular basis, depending on the risk rating for each investment.

Borrowers performing within underwriting expectations are evaluated at the earlier of (i) a material development in the performance or prospects of the borrower or (ii) monthly when reporting is distributed to the investment team. In addition, quarterly portfolio review meetings are utilized to facilitate a detailed discussion of each portfolio company.

Borrowers that are underperforming (or on “Watch”) are discussed during biweekly oversight meetings. For each investment on Watch, the investment team develops and implements a portfolio management strategy that is approved by the Oversight and Watchlist Committee. The execution of the strategy is tracked and assessed at each Watchlist Committee meeting.

The Investment Adviser’s loan-monitoring infrastructure and processes help ensure that Comvest’s investment professionals can take a proactive approach to portfolio management. Upon any material deviation from underwriting expectations, the team will reassess its investment thesis and endeavor to utilize its rights as a secured creditor to maintain the value of the investment or, in certain circumstances, obtain credit enhancements and/or improve its returns across the portfolio.

The Investment Adviser typically utilizes secured deal structures, including liens on the borrower’s assets, a pledge of the borrower’s stock and the right to exercise control over the borrower’s bank accounts. The majority of the investments are expected to be first lien transactions with priority in the capital structure. To a lesser extent, the Fund may selectively make investments in BSLs and other alternative financing structures, opportunistic credit investments, unitranche financings and other securitization vehicles, such as CLOs.

The credit agreements documenting first lien, senior secured loans are generally expected to contain financial performance covenants that measure the borrower’s key operating metrics, such as minimum EBITDA, maximum leverage and minimum fixed charge coverage ratio (i.e., a ratio measuring a borrower’s ability to service its debt by measuring fixed financial obligations, such as loan interest expense, to free cash flow measures such as EBITDA). The Investment Adviser anticipates that such covenants will help provide the Fund with the control mechanisms necessary to react appropriately to manage the Fund’s investments and better position the Fund to reduce risk with underperforming investments.

Borrowers are also typically required to provide ongoing information necessary to assess the health and prospects of the business. For example, the Investment Adviser will typically receive monthly financial statements, quarterly compliance certificates and annual audited financial statements. Information rights may also include the right to observe board of directors meetings as well as, in certain instances, the ability to undertake borrower-funded third-party due diligence (accounting due diligence, operational assessments, etc.) in the event of under-performance.

Exit Strategies/Refinancing

We expect to exit our investments typically through one of four scenarios: (i) the sale of the portfolio company itself, resulting in repayment of all outstanding debt, (ii) the recapitalization of the portfolio company in which our loan is replaced with debt or equity from a third party or parties (in some cases, we may choose to participate in the newly issued loan(s)), (iii) the repayment of the initial or remaining principal amount of our loan then outstanding at maturity or (iv) the sale of the debt investment by us. In some investments, there may be scheduled amortization of some portion of our loan which would result in a partial exit of our investment prior to the maturity of the loan.

Valuation of Portfolio Securities

The Investment Adviser applies fair value accounting in accordance with U.S. generally accepted accounting principles ("GAAP") and valuation policies and procedures adopted by the Board ("Valuation Policy"). Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Fund’s Statement of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Fund’s Statement of Operations as “Net change in unrealized gains (losses) of investments”.

The Investment Adviser values the Fund’s portfolio investments on a quarterly basis, or more frequently if required under the 1940 Act. For purposes of the 1940 Act, the Board has designated the Investment Adviser as the Fund’s “Valuation Designee” under Rule 2a-5 under the 1940 Act. The Board provides oversight of the Investment Adviser’s fair value determinations of the Fund’s portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded and those whose market prices are not readily available.

One or more independent valuation firms (each a “Valuation Agent”) will be engaged to independently value our investments, in consultation with the Investment Adviser. Our quarterly valuation procedures, which are the procedures that will be followed by such Valuation Agent are set forth in more detail below:

1) Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.

2) Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi- step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.

a) Bond quotes are obtained through independent pricing services. Internal reviews are performed by the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, and/or the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and if so, the quote is used. In the event the Investment Adviser, with the assistance of the Valuation Agent, determines that the bond quotes are not readily available or otherwise not determinable pursuant to the Fund's valuation procedures, or not reliable, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and

b) For investments other than bonds, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, and/or the Investment Adviser, look at the number of quotes readily available and perform the following:

i) Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. If quotes from pricing services differ by +/- five points or if the spread between the bid and ask for a quote is greater than 10 points, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, will use one or more of the methodologies outlined below to determine fair value;

ii) Investments for which one quote is received from a pricing service are validated by the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, and/or the Investment Adviser. The personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, and/or the Investment Adviser, analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. For assets where a supporting analysis is prepared, the Valuation Agent will document the selection and appropriateness of the indices selected for yield comparison and a conclusion documenting how the yield comparison analysis supports the proposed mark. The quarterly portfolio company monitoring reports which detail the qualitative and quantitative performance of the portfolio company will also be included. If the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, and/or the Investment Adviser, are unable to sufficiently validate the quote internally and if the investment’s par value exceeds a certain materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

3) Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi- step valuation process:

a) Each portfolio company or investment is initially valued by the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser;

b) The Valuation Agent undertakes a comprehensive valuation analysis, which includes an enterprise and/or collateral valuation, and subsequently a fundamental credit analysis and valuation with respect to both credit quality and market factors, for each of the portfolio companies or investments and provides a range of values on such investments to the Investment Adviser. The Valuation Agent also provides analyses to support its valuation methodology and calculations;

c) The Investment Adviser then reviews each valuation recommendation to confirm they have been calculated in accordance with the Valuation Policy;

d) The Investment Adviser determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser's valuation team and, where applicable, the Valuation Agent or other external service providers; and

e) The Board provides oversight of the valuation process in accordance with Rule 2a-5, which includes a review of the quarterly reports prepared by the Investment Adviser or the Valuation Agent and the fair valuation determinations made by the Investment Adviser.

For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative fair value until it is called and funded.

The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Fund’s investments may fluctuate from period to period and the fluctuations could be material.

Determination of NAV

The NAV per share of the Fund’s outstanding common shares of beneficial interest ("Shares") is determined no less frequently than quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

The Fund shall value its investments in accordance with the Valuation Policy. A readily available market value is not expected to exist for most of the investments in the Fund’s portfolio, and the Fund values these portfolio investments at fair value as determined in good faith by the Valuation Designee in accordance with the Valuation Policy. The types of factors that the Valuation Designee may take into account in determining the fair value of the Fund’s investments generally include, as appropriate, comparisons of financial ratios portfolio company to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, and other relevant factors. Investments for which market quotations are readily available may be priced by independent pricing services. The Fund has retained an external, independent valuation firm to provide data and valuation analyses on the Fund’s portfolio companies.

The Fund has adopted Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). This accounting statement requires the Fund to assume that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the market in which the Fund can exit portfolio investments with the greatest volume and level activity is considered its principal market.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Fund considers the pricing indicated by the external event to corroborate its valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments determined in good faith by the Valuation Designee may differ materially from the values that would have been used had a readily available market value existed for such investments. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently assigned.

Regulation as a Business Development Company

A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements.

SEC Reporting

The Fund is subject to the reporting requirements of the Exchange Act, which includes annual and periodic reporting requirements.

Governance

The Fund is a Delaware statutory trust and, as such, is governed by a board of trustees. The Trustees are subject to removal by holders of a majority of the Fund’s outstanding voting securities. The 1940 Act requires that a majority of the Fund’s Trustees be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that the Fund may not change the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless approved by the holders of a majority of the outstanding voting securities.

1940 Act Ownership Restrictions

The Fund does not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, a BDC generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of its total assets in the securities of one investment company or invest more than 10% of the value of its total assets in the securities of investment companies in the aggregate. Subject to certain exemptive rules, including Rule 12d1-4, the Fund may, subject to certain conditions, invest in other investment companies in excess of such thresholds.

Qualifying Assets

We may invest up to 100% of our assets in securities acquired directly from, and/or loans originated directly to, issuers in privately-negotiated transactions.

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made and after giving effect to such acquisition, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to the Fund’s business are the following:

•
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an “eligible portfolio company” (as defined in the 1940 Act), or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
•
is organized under the laws of, and has its principal place of business in, the United States;
•
is not an investment company (other than a small business investment company wholly owned by the Fund) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•
satisfies any of the following:
o
has an equity capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange;
o
is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company; or
o
is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
•
Securities of any eligible portfolio company that the Fund controls.
•
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
•
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Fund already owns 60% of the outstanding equity of the eligible portfolio company.
•
Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of options, warrants or rights relating to such securities.
•
Cash, cash equivalents, “U.S. Government securities” (as defined in the 1940 Act) or high-quality debt securities maturing in one year or less from the time of investment.

Limitations on Leverage

As a BDC, we generally must have at least 150% asset coverage for our debt after incurring any new indebtedness, meaning that the total value of our assets, less existing debt, must be at least twice the amount of the debt (i.e., 200% leverage). If the Fund is licensed as an SBIC, the limitations on leverage applicable to BDCs under the 1940 Act may be exceeded.

Managerial Assistance to Portfolio Companies

A BDC must be operated for the purpose of making investments in the types of securities described in “—Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to, collectively, as temporary investments, such that at least 70% of our assets are qualifying assets. We may invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by a shareholder, such as the Fund, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, certain diversification tests in order to qualify as a RIC for federal income tax purposes will typically require us to limit the amount we invest with any one counterparty.

Senior Securities

The Fund is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the Shares if the Fund’s asset coverage, as defined in the 1940 Act, is at least equal to 150% after each such issuance. At its organizational meeting on October 20, 2023, the Board approved a proposal that, effective October 21, 2023, permits us to reduce our asset coverage ratio to 150%. In addition, while any preferred stock or publicly traded debt securities are outstanding, the Fund may be prohibited from making distributions to its shareholders or the repurchasing of such securities or shares unless it meets the 150% asset coverage ratio at the time of the distribution or repurchase. The Fund may also borrow amounts up to 5% of the value of its total assets for temporary or emergency purposes without regard to asset coverage. The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” subject to the 150% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common shareholders (one share one vote); and (ii) preferred shareholders must have the right, as a class, to appoint two trustees to the board of trustees.

Codes of Ethics

The Fund and the Investment Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Fund, so long as such investments are made in accordance with the code’s requirements. The Fund has also adopted a code of ethics which applies to, among others, our senior officers, including our chief executive officer and chief financial officer, as well as all of our officers, Trustees and employees.

We will provide any person, without charge, upon request, a copy of our codes of ethics. To receive a copy, please provide a written request to: AMG Comvest Senior Lending Fund, 360 S Rosemary Avenue, Suite 1700, West Palm Beach, FL 33401.

Compliance Policies and Procedures and Other Considerations

As a BDC, the Fund will not generally be able to issue and sell its Shares at a price below NAV per share. It may, however, issue and sell its Shares, at a price below the current NAV of the Shares, or issue and sell warrants, options or rights to acquire such Shares, at a price below the current NAV of the Shares if the Fund's Board determines that such sale is in the Fund’s best interest and in the best interests of its shareholders, and its shareholders have approved the policy and practice of making such sales within the preceding 12 months. In any such case, the price at which the securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities.

As a BDC, the Fund may also be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates, including the Fund’s officers, Trustees, Investment Adviser, principal underwriters and certain of their affiliates, without the prior approval of the members of Board who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than pursuant to current regulatory guidance). On August 2, 2021, the SEC granted Comvest relief sought in an application for an exemptive order (the "Order") that allows the Fund to enter into certain negotiated co-investment transactions alongside other funds managed by the Investment Adviser or its affiliates in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions of the Order.

As a BDC, the Fund expects to be periodically examined by the SEC for compliance with the 1940 Act.

As a BDC, the Fund is required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the Fund against larceny and embezzlement.

The Investment Adviser has relief from registration with the CFTC as a commodity pool operator ("CPO") with respect to the Fund, and the Investment Adviser is exempt from registration with the CFTC as a commodity trading advisor ("CTA") with respect to the Fund and will therefore not be required to provide shareholders with certified annual reports and other disclosure documents that satisfy the requirements of CFTC rules applicable to registered CPOs and CTAs.

The Fund and the Investment Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws. As a BDC, the Fund is required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect the Fund. For example:

•
pursuant to Rule 13a-14 of the Exchange Act, the President and Chief Financial Officer must certify the accuracy of the financial statements contained in the Fund’s periodic reports;

•
pursuant to Item 307 of Regulation S-K, the Fund’s periodic reports must disclose the Fund’s conclusions about the effectiveness of the Fund’s disclosure controls and procedures;
•
pursuant to Rule 13a-15 of the Exchange Act, the Fund’s management must prepare an annual report regarding its assessment of the Fund’s internal control over financial reporting and (once the Fund ceases to be an emerging growth company under the Jumpstart Our Business Startups Act (the "JOBS Act") or, if later, for the year following the Fund’s first annual report required to be filed with the SEC) must obtain an audit of the effectiveness of internal control over financial reporting performed by the Fund’s independent registered public accounting firm; and
•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, the Fund’s periodic reports must disclose whether there were significant changes in the Fund’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires the Fund to review the Fund’s current policies and procedures to determine whether the Fund will comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. The Fund will continue to monitor the Fund’s compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that the Fund is in compliance therewith.

Proxy Voting Policies and Procedures

The Fund has delegated proxy voting responsibility to the Investment Adviser. As a fiduciary, the Investment Adviser has a duty to monitor corporate events and to vote proxies (in accordance with applicable law), as well as a duty to cast votes in the best interest of the Fund and not to subrogate Fund interests to its own interests. To meet its fiduciary obligations, the Investment Adviser seeks to ensure that it votes proxies in the best interest of the Fund, and the Investment Adviser’s proxy voting policy addresses how the Investment Adviser will resolve any conflict of interest that may arise when voting proxies. The Investment Adviser’s proxy voting policy attempts to generalize a complex subject and the Investment Adviser may, from time to time, determine that it is in the best interests of the Fund to depart from specific policies described therein.

The Investment Adviser is responsible for processing all proxy notifications received by the Investment Adviser. All proxy voting requests received are forwarded to the appropriate contact person at the Investment Adviser that is responsible for monitoring the issuer. The appropriate contact person at the Investment Adviser communicates the proxy voting decision to the Investment Adviser. The Investment Adviser shall keep a record of its proxy voting policies and procedures, proxy statements received and votes cast, in accordance with its record keeping policies. The trade operations department is responsible for maintaining records with respect to proxy voting.

Reporting Obligations

The Fund is required to comply with periodic reporting requirements under the Exchange Act, and will make available to shareholders annual reports containing audited financial statements, quarterly reports on Form 10-Q, and such other reports as the Fund determines to be appropriate or as may be required by law.

Shareholder reports and other information about the Fund are available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov and copies of this information may be obtained, after paying a duplicating fee, by electronic request at the following E-mail address: publicinfo@sec.gov.

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and an investment in Shares. The discussion is based upon the Code, the U.S. Treasury regulations promulgated thereunder (“Treasury Regulations”), the legislative history of the Code, current administrative interpretations and practices of the Internal Revenue Service (the “IRS”) and judicial decisions, each as of the date of this report and all of which are subject to change or differing interpretations, possibly retroactively, which could affect the continuing validity of this discussion. The U.S. federal income tax laws addressed in this summary are highly technical and complex, and certain aspects of their application to us are not completely clear. In addition, certain U.S. federal income tax consequences described in this summary depend upon certain factual matters, including (without limitation) the value and tax basis ascribed to our assets and the manner in which we operate, and certain complicated tax accounting calculations. We have not sought, and will not seek, any ruling from the IRS regarding any matter discussed in this summary, and this summary is not binding on the IRS. Accordingly, there can be no assurance that the IRS will not assert, and a court will not sustain, a position contrary to any of the tax consequences discussed below. This summary does not purport to be a complete description of all the tax aspects affecting us and our shareholders. For example, this summary does not describe all U.S. federal income tax consequences that may be relevant to certain types of shareholders subject to special treatment under U.S. federal income tax laws, including shareholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, partnerships or other pass-through entities and their owners, persons subject to Section 1061 of the Code, persons that hold Shares through a foreign financial institution, persons that hold Shares through a non-financial foreign entity, Non-U.S. Shareholders (as defined below) engaged in a trade or business in the U.S. or Non-U.S. Shareholders entitled to claim the benefits of an applicable income tax treaty, persons who have ceased to be U.S. citizens or to be taxed as resident aliens, persons holding our Shares in connection with a hedging, straddle, conversion or other integrated transaction, dealers in securities, a trader in securities that elects to use a market-to-market method of accounting for its securities holdings, pension plans and trusts, and financial institutions. This summary assumes that shareholders hold our Shares as capital assets for U.S. federal income tax purposes (generally, assets held for investment). This summary generally does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

A “U.S. Shareholder” generally is a beneficial owner of Shares that is, for U.S. federal income tax purposes:

•
A citizen or individual resident of the U.S.;
•
A corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the U.S. or any state thereof or the District of Columbia;
•
A trust if (i) a court within the U.S. is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantive decisions of the trust, or (ii) the trust has in effect a valid election to be treated as a domestic trust for U.S. federal income tax purposes; or
•
An estate, the income of which is subject to U.S. federal income taxation regardless of its source.

A “Non-U.S. Shareholder” generally is a beneficial owner of Shares that is not a U.S. Shareholder or a partnership (or an entity or arrangement treated as a partnership) for U.S. federal income tax purposes.

If a partnership, or other entity or arrangement treated as a partnership for U.S. federal income tax purposes, holds Shares, the U.S. federal income tax treatment of the partnership and each partner generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A shareholder that is a partnership holding Shares, and each partner in such a partnership, should such shareholder's own tax adviser with respect to the tax consequences of the purchase, ownership and disposition of Shares.

Tax matters are very complicated and the tax consequences to each shareholder of an investment in Shares will depend on the facts of such shareholder's particular situation. You should consult your own tax adviser regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of federal, state, local and foreign tax laws, eligibility for the benefits of any applicable income tax treaty and the effect of any possible changes in the tax laws.

Taxation as a Regulated Investment Company

We intend to elect, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute (or are deemed to timely distribute) to our shareholders as dividends. Rather, dividends distributed by us generally will be taxable to our shareholders, and any net operating losses, foreign tax credits and other tax attributes of ours generally will not pass through to our shareholders, subject to certain exceptions and special rules for certain items such as net capital gains and qualified dividend income recognized by us. See “Taxation of U.S. Shareholders” and “Taxation of Non-U.S. Shareholders” below.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to be eligible to be taxed as a RIC, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income”, which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

If we:

•
qualify as a RIC; and
•
satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our income or capital gains that is timely distributed (or is deemed to be timely distributed) to our shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders. If we fail to qualify as a RIC, we will be subject to U.S. federal income tax at the regular corporate rates on our income and capital gains.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income and gain recognized, but not distributed and on which we did not pay corporate-level U.S. federal income tax, in preceding years (the “Excise Tax Avoidance Requirement”). While we intend to make distributions to our shareholders in each taxable year that will be sufficient to avoid any U.S. federal excise tax on our earnings, there can be no assurance that we will be successful in entirely avoiding this tax.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•
continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships”, or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•
diversify our holdings so that at the end of each quarter of the taxable year:
•
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets nor more than 10% of the outstanding voting securities of the issuer; and
•
no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of: (1) one issuer, (2) two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or (3) certain “qualified publicly traded partnerships” (the “Diversification Tests”).

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our expenses in a given year exceed our investment company taxable income, we would incur a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years and such net operating losses do not pass through to its shareholders. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses, and use them to offset future capital gains, indefinitely. In the event that the RIC were to experience an ownership change as defined under the Code, the capital loss carryforwards and other favorable tax attributes of the RIC, if any, may be subject to limitation. Due to these limits on the deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such aggregate taxable income is greater than the aggregate net income we actually earned during those years.

For federal income tax purposes, the Fund is generally permitted to carry forward a net capital loss in any taxable year to offset its own capital gains, if any. These amounts are available to be carried forward to offset future capital gains to the extent permitted by the Code and applicable tax regulations. Any such loss carryforwards will retain their character as short-term or long-term. In the event that the Fund were to experience an ownership change as defined under the Code, the capital loss carryforwards and other favorable tax attributes of the Fund, if any, may be subject to limitation.

We may be prevented by financial covenants contained in our debt financing agreements, if any, from making distributions to our shareholders. In addition, under the 1940 Act, we are generally not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Senior Securities”, above. Limits on distributions to our shareholders may prevent us from satisfying the Annual Distribution Requirement and the Excise Tax Avoidance Requirement and, therefore, may jeopardize our qualification for taxation as a RIC or subject us to the 4% U.S. federal excise tax.

Although we do not presently expect to do so, we may borrow funds and sell assets in order to make distributions to our shareholders that are sufficient for us to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement. However, our ability to dispose of assets may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

If the Fund utilizes leverage through the issuance of preferred shares or borrowings, it may be restricted by certain covenants with respect to the declaration of, and payment of, distributions on Shares in certain circumstances. Limits on the Fund’s payments of distributions on Shares may prevent the Fund from meeting the Annual Distribution Requirement and the Excise Tax Avoidance Requirement, and may,

therefore, jeopardize the Fund’s qualification for taxation as a RIC and possibly subject the Fund to the 4% excise tax. The Fund endeavors to avoid restrictions on its ability to make distribution payments.

The Fund expects to primarily invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for the Fund. U.S. federal income tax rules are not entirely clear about issues such as when the Fund may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by the Fund, to the extent necessary, to distribute sufficient income to preserve our tax status as a RIC and minimize the extent to which we are subject to U.S. federal income tax.

For U.S. federal income tax purposes, we may be required to include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in our taxable income in each year the portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual and before we receive any corresponding cash payments, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement, even though we would not have received any corresponding cash payment.

Accordingly, to enable us to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). If we are unable to obtain cash from other sources to enable us to satisfy the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate level U.S. federal income tax (and any applicable state and local taxes).

In general, the Fund will be treated as having acquired a security with market discount if its stated redemption price at maturity (or, in the case of a security issued with original issue discount, its revised issue price) exceeds the Fund’s initial tax basis in the security by more than a statutory de minimis amount. The Fund will be required to treat any principal payments on, or any gain derived from the disposition of, any securities acquired with market discount as ordinary income to the extent of the accrued market discount, unless the Fund makes an election to accrue market discount on a current basis. If this election is not made, all or a portion of any deduction for interest expense incurred to purchase or carry a market discount security may be deferred until the Fund sells or otherwise disposes of such security.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert long-term capital gain into short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.

Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our shareholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury Regulations, produce income that is not qualifying income for purposes of the 90% Income Test.

The Fund’s investment in non-U.S. securities may be subject to non-U.S. withholding and other taxes. In that case, the Fund’s yield on those securities would be decreased. Shareholders will generally not be entitled to claim a credit or deduction with respect to foreign taxes paid by the Fund. Tax conventions between certain countries and the United States may reduce or eliminate such taxes.

The Fund may invest in stocks of foreign companies that are classified under the Code as passive foreign investment companies (“PFICs”). In general, a foreign company is classified as a PFIC if at least 50% of its assets constitute investment-type assets or 75% or more of its gross income is investment-type income. In general, under the PFIC rules, an “excess distribution” received with respect to PFIC stock is treated as having been realized ratably over the period during which the Fund held the PFIC stock. The Fund will be subject to tax on the portion, if any, of the excess distribution that is allocated to its holding period in prior taxable years (and an interest factor will be added to the tax, as if the tax had actually been payable in such prior taxable years) even though the Fund distributes the corresponding income to shareholders. Excess distributions include any gain from the sale of PFIC stock as well as certain distributions from a PFIC. All excess distributions are taxable as ordinary income.

The Fund may be eligible to elect alternative tax treatment with respect to PFIC stock. Under such an election, the Fund generally would be required to include in its gross income its share of the earnings of a PFIC on a current basis, regardless of whether any distributions are received from the PFIC. If this election is made, the special rules, discussed above, relating to the taxation of excess distributions, would not apply. Treasury Regulations generally treat income inclusion from a PFIC with respect to which the Fund has made such an election as qualifying income for purposes of the 90% Income Test if (i) there is a current distribution out of the earnings and profits of the PFIC that are attributable to such income inclusion or (ii) such income inclusion is derived with respect to the Fund’s business of investing in stock, securities, or currencies. Alternatively, the Fund may be able to elect to mark to market its PFIC stock, resulting in any unrealized gains at year end being treated as though they were realized and reported as ordinary income. Any mark-to-market losses and any loss from an actual disposition of the PFIC’s shares would be deductible as ordinary losses to the extent of any net mark-to-market gains included in income in prior years with respect to stock in the same PFIC.

Because the application of the PFIC rules may affect, among other things, the character of gains, the amount of gain or loss and the timing of the recognition of income with respect to PFIC stock, as well as subject the Fund to tax on certain income from PFIC stock, the amount that must be distributed to shareholders, and which will be taxed to shareholders as ordinary income or long-term capital gain, may be increased or decreased substantially as compared to a fund that did not invest in PFIC stock.

Gain or loss realized by the Fund from warrants acquired by the Fund as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long the Fund held a particular warrant.

Some of the income and fees that the Fund may recognize, such as fees for providing managerial assistance, certain fees earned with respect to the Fund’s investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. In order to manage the risk that such income and fees might disqualify the Fund as a RIC for a failure to satisfy 90% Income Test, the Fund may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such entities will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce the Fund’s return on such income and fees.

A portfolio company in which the Fund invests may face financial difficulties that require the Fund to work-out, modify or otherwise restructure its investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in the Fund receiving assets that give rise to income that is not qualifying income for purposes of the 90% Income Test, and we may need to hold such assets in a taxable subsidiary and pay federal and state income tax on income related to such assets.

We intend to comply with the current requirements under the Code and the Treasury Regulations for income derived from any investment in a subsidiary to be treated as qualifying income for purposes of the 90% Income Test. There is no assurance that the applicable provisions of the Code and the Treasury Regulations will remain in effect; these provisions (and interpretations thereof) are subject to change, potentially with retroactive effect. We could be required to restructure or liquidate our investments accordingly. In the case of such liquidation, there is no guarantee that we would be able to reinvest such investments in securities with comparable returns.

The remainder of this discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

Failure to Qualify as a Regulated Investment Company

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year or quarter of such taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions of the Code apply (which may, among other things, require us to pay certain corporate-level U.S. federal income taxes or to dispose of certain assets). We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests. If we fail to qualify for treatment as a RIC and such relief provisions do not apply to us, we will be subject to U.S. federal income tax on all of our taxable income at regular corporate rates (and also will be subject to any applicable state and local taxes), regardless of whether we make any distributions to our shareholders. Distributions would not be required. However, if distributions were made, any such distributions would be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits and, subject to certain limitations under the Code, any such distributions may qualify for treatment as “qualified dividend income” eligible for the 20% maximum rate applicable to non-corporate taxpayers. Subject to certain limitations under the Code, corporate shareholders would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain.

Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized during the five-year period after our requalification as a RIC, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC. We may decide to be taxed as a regular corporation even if we would otherwise qualify as a RIC if we determine that treatment as a corporation for a particular year would be in our best interests.

The remainder of this discussion assumes that the Fund qualifies as a RIC for each taxable year.

Taxation of U.S. Shareholders

The following discussion only applies to U.S. Shareholders. Prospective shareholders that are not U.S. Shareholders should refer to “—Taxation of Non-U.S. Shareholders” below.

Distributions

Distributions by us generally are taxable to U.S. Shareholders as either ordinary income or capital gains. Distributions of our investment company taxable income generally will be taxable as ordinary income to U.S. Shareholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional Shares. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. Shareholder as long-term capital gains that are currently taxable at a current maximum rate of 20% in the case of individuals, trusts or estates, regardless of the U.S. Shareholder’s holding period for the Shares and regardless of whether paid in cash or reinvested in additional shares. Distributions in excess of our earnings and profits first will reduce a U.S. Shareholder’s adjusted tax basis in such U.S. Shareholder’s Shares and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. Shareholders.

We may elect to retain our net capital gains or a portion thereof for investment and be subject to tax at corporate rates on the amount retained. In such case, we may designate the retained amount as undistributed net capital gains in a notice to our shareholders who will be treated as if each received a distribution of the pro rata share of such net capital gain, with the result that each shareholder will: (i) be required to report the pro rata share of such net capital gain on the applicable tax return as long-term capital gains; (ii) receive a refundable tax credit for the pro rata share of tax paid by us on the net capital gain; and (iii) increase the tax basis for the shares of our stock held by an amount equal to the deemed distribution less the tax credit.

In determining its net capital gain, including in connection with determining the amount available to support a capital gain dividend, its taxable income and its earnings and profits, the Fund generally may elect to treat part or all of any post-October capital loss (defined as any net capital loss attributable to the portion, if any, of the taxable year after October 31 or, if there is no such loss, the net long-term capital loss or net short-term capital loss attributable to any such portion of the taxable year) or late-year ordinary loss (generally, the sum of its (i) net ordinary loss, if any, from the sale, exchange or other taxable disposition of property, attributable to the portion, if any, of the taxable year after October 31, and its (ii) other net ordinary loss, if any, attributable to the portion, if any, of the taxable year after December 31) as if incurred in the succeeding taxable year.

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. Shareholders will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to shareholders of record on a specified date in any such month and actually paid during January of the following year, will be treated as if it had been received by its U.S. Shareholders on December 31 of the year in which the dividend was declared.

Certain distributions reported by us as Section 163(j) interest dividends may be treated as interest income by U.S. Shareholders for purposes of the tax rules applicable to interest expense limitations under Section 163(j) of the Code. Such treatment by U.S. Shareholders is generally subject to holding period requirements and other potential limitations. The amount that we are eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of our business interest income over the sum of our (i) business interest expense and (ii) other deductions properly allocable to our business interest income.

Distributions will be treated in the manner described above regardless of whether such distributions are paid in cash or invested in additional Shares pursuant to the dividend reinvestment plan. U.S. Shareholders receiving distributions in the form of additional Shares will generally be treated as receiving a distribution in the amount of the fair market value of the distributed Shares. The additional Shares received by a U.S. Shareholder pursuant to the dividend reinvestment plan will have a new holding period commencing on the day following the day on which the shares were credited to the U.S. Shareholder’s account.

The IRS currently requires that a RIC that has two or more classes of stock allocate to each such class proportionate amounts of each type of its income (such as ordinary income and capital gains) based upon the percentage of total dividends paid to each class for the tax year. Accordingly, if the Fund issues preferred shares, the Fund intends to allocate capital gain dividends, if any, between its shares of common stock and preferred shares in proportion to the total dividends paid to each class with respect to such tax year.

If an investor purchases Shares shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the investor will be subject to tax on the distribution even though economically it may represent a return of such investor's investment.

We or the applicable withholding agent will send to each of its U.S. Shareholders, as promptly as possible after the end of each calendar year, a notice reporting the amounts includible in such U.S. Shareholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the federal tax status of each year’s distributions from us generally will be reported to the IRS. Dividends paid by us generally will not be eligible for the dividends-received deduction or the preferential tax rate applicable to qualified dividend income because our income generally will not consist of dividends.

Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. Shareholder’s particular situation.

Dispositions

A U.S. Shareholder generally will recognize taxable gain or loss if the U.S. Shareholder sells or otherwise disposes of such shareholder's Shares. The amount of gain or loss will be measured by the difference between such shareholder’s adjusted tax basis in the Shares sold and the amount of the proceeds received in exchange. Any gain or loss arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. Shareholder has held the Shares for more than one year; otherwise, any such gain or loss will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of Shares held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of Shares may be disallowed if other Shares are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. In such case, the basis of the newly purchased shares will be adjusted to reflect the disallowed loss.

From time to time, the Fund may offer to repurchase its outstanding Shares. U.S. Shareholders who tender all Shares held, or considered to be held, by them will be treated as having sold their Shares and generally will realize a capital gain or loss. If a U.S. Shareholder tenders fewer than all of such shareholder's Shares or fewer than all Shares tendered are repurchased, such U.S. Shareholder may be treated as having received a taxable dividend upon the tender of the Shares. In such a case, there is a risk that non-tendering U.S. Shareholders, and U.S. Shareholders who tender some but not all of their Shares or fewer than all of whose Shares are repurchased, in each case whose percentage interests in the Fund increase as a result of such tender, will be treated as having received a taxable distribution from the Fund. The extent of such risk will vary depending upon the particular circumstances of the tender offer, and in particular whether such offer is a single and isolated event or is part of a plan for periodically redeeming Shares.

We or your financial intermediary are also generally required to report to each U.S. Shareholder and to the IRS cost basis information for Shares disposed by or repurchased from the U.S. Shareholder. U.S. Shareholders should consult their financial intermediaries and tax advisers with respect to reporting of cost basis and available elections for their accounts.

Medicare Tax on Net Investment Income

A 3.8% tax is imposed under Section 1411 of the Code on the “net investment income” of certain U.S. citizens and residents and on the undistributed net investment income of certain estates and trusts. Among other items, net investment income generally includes payments of dividends on, and net gains recognized from the sale, exchange, redemption, retirement or other taxable disposition of our shares (unless the shares are held in connection with certain trades or businesses), less certain deductions. Prospective investors in our securities should consult their own tax advisors regarding the effect, if any, of this tax on their ownership and disposition of our shares.

Limitations on Deductibility of Certain Expenses

Unless and until the Fund is treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of either (i) its shares being held by at least 500 persons at all times during a taxable year, (ii) its shares being continuously offered pursuant to a public offering (within the meaning of section 4 of the Securities Act) or (iii) its shares being treated as regularly traded on an established securities market, for purposes of computing the taxable income of U.S. Shareholders that are individuals, trusts or estates, (1) the Fund’s earnings will be computed without taking into account such U.S. Shareholders’ allocable shares of the management and incentive fees paid to the Investment Adviser and certain of the Fund’s other expenses, (2) each such U.S. Shareholder will be treated as having received or accrued a distribution from the Fund in the amount of such U.S. Shareholder’s allocable share of these fees and expenses for such taxable year, (3) each such U.S. Shareholder will be treated as having paid or incurred such U.S. Shareholder’s allocable share of these fees and expenses for the calendar year and (4) each such U.S. Shareholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by such U.S. Shareholder. For taxable years beginning before January 1, 2026, miscellaneous itemized deductions generally are not deductible by a U.S. Shareholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. Shareholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. Shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. Shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

U.S. Taxation of Tax-Exempt U.S. Shareholders

A U.S. Shareholder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income (“UBTI”). The direct conduct by a tax-exempt U.S. Shareholders of the activities we propose to conduct could give rise to UBTI. However, a RIC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its shareholders for purposes of determining their treatment under current law. Therefore, a tax-exempt U.S. Shareholder is not expected to be subject to U.S. taxation solely as a result of the holder’s ownership of, and receipt of dividends with respect to, our Shares. Moreover, under current law, if we incur indebtedness, such indebtedness will not be attributed to a tax-exempt U.S. Shareholder. Therefore, a tax-exempt U.S. Shareholder should not be treated as earning income from “debt-financed property” and dividends we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to RICs, the treatment of dividends payable to tax-exempt investors could be adversely affected.

Prospective tax-exempt U.S. Shareholders are encouraged to consult with their own tax advisors regarding the tax consequences of an investment in our Shares.

Tax Shelter Reporting Regulations

Under applicable Treasury Regulations, if a U.S. Shareholder recognizes a loss with respect to our Shares of $2.0 million or more for a non-corporate U.S. Shareholder or $10.0 million or more for a corporate U.S. Shareholder in any single taxable year (or a greater loss over a combination of years), the U.S. Shareholder must file with the IRS a disclosure statement on Form 8886. Direct owners of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, shareholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to shareholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. U.S. Shareholders should consult their own tax advisers to determine the applicability of these regulations in light of their individual circumstances.

Backup Withholding

We may be required to withhold U.S. federal income tax (“backup withholding”) from any distribution to a U.S. Shareholder (other than a corporation, a financial institution, or a shareholder that otherwise qualifies for an exemption) (1) that fails to provide us or the distribution paying agent with a correct taxpayer identification number or a certificate that such shareholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such shareholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. Shareholder’s U.S. federal income tax liability, provided that proper information is timely provided to the IRS.

Taxation of Non-U.S. Shareholders

The following discussion applies only to Non-U.S. Shareholders. Whether an investment in Shares is appropriate for a Non-U.S. Shareholder will depend upon that person’s particular circumstances. An investment in Shares by a Non-U.S. Shareholder may have adverse tax consequences to such Non-U.S. Shareholder. Non-U.S. Shareholders should consult their tax advisers before investing in our Shares.

Distributions; Dispositions

Subject to the discussion in “—Foreign Account Tax Compliance Act” below, distributions of our investment company taxable income to Non-U.S. Shareholders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses, which generally would be free of withholding if paid to Non-U.S. Shareholders directly) will be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits, unless an applicable exception applies. Such dividends will not be subject to withholding of U.S. federal income tax to the extent that we report such dividends as “interest-related dividends” or “short-term capital gain dividends.” Under this exemption, interest-related dividends and short-term capital gain dividends generally represent distributions of interest or short-term capital gains that would not have been subject to withholding of U.S. federal income tax at the source if they had been received directly by a foreign person, and that satisfy certain other requirements. No assurance can be given as to whether any of our distributions will be eligible for this exemption from withholding tax or, if eligible, will be reported as such by us. It should also be noted that in the case of Shares held through an intermediary, the intermediary may withhold U.S. federal income tax even if we report a payment as an interest-related dividend or short-term capital gain dividend.

If the distributions are effectively connected with a U.S. trade or business of the Non-U.S. Shareholder (and, if required by an applicable income tax treaty, are attributable to a U.S. permanent establishment of the Non-U.S. Shareholder), we will not be required to withhold U.S. federal income tax if the Non-U.S. Shareholder complies with applicable certification and disclosure requirements, although the distributions will be subject to U.S. federal income tax at the rates applicable to U.S. persons. (Special certification requirements apply to a Non-U.S. Shareholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisers.)

Subject to the discussion in “—Foreign Account Tax Compliance Act” below, actual or deemed distributions of our net capital gains to a Non-U.S. Shareholder, and gains realized by a Non-U.S. Shareholder upon the sale of our Shares, will not be subject to U.S. federal income or withholding tax unless the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the Non-U.S. Shareholder (and, if required by an applicable income tax treaty, are attributable to a U.S. permanent establishment of the Non-U.S. Shareholder) or, in the case of an individual Non-U.S. Shareholder, the Non-U.S. Shareholder is present in the United States for 183 days or more during the year of the sale or capital gain dividend and certain other conditions are met.

If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. Shareholder will be entitled to a U.S. federal income tax credit or tax refund equal to the shareholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. In order to obtain the refund, the Non-U.S. Shareholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return, even if the Non-U.S. Shareholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. For a corporate Non-U.S. Shareholder, both distributions (actual or deemed) and gains realized upon the sale of our Shares that are effectively connected with a U.S. trade or business may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable income tax treaty). Accordingly, investment in Shares may not be appropriate for a Non-U.S. Shareholder.

Non-U.S. Shareholders may also be subject to U.S. estate tax with respect to their investment in Shares.

Backup Withholding

A Non-U.S. Shareholder who is a non-resident alien individual, and who is otherwise subject to withholding of U.S. federal income tax, will be subject to information reporting and may be subject to backup withholding of U.S. federal income tax on taxable distributions unless the Non-U.S. Shareholder provides us or the distribution paying agent with an IRS Form W-8BEN, W-8BEN-E (or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. Shareholder or otherwise establishes an exemption from backup withholding.

Non-U.S. persons should consult their own tax advisers with respect to the U.S. federal income and withholding tax consequences, and state, local and foreign tax consequences, of an investment in Shares.

Foreign Account Tax Compliance Act

Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or “FATCA,” generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions (“FFIs”) unless such FFIs either (i) enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by U.S. persons (or held by foreign entities that have U.S. persons as substantial owners) or (ii) reside in a jurisdiction that has entered into an intergovernmental agreement (“IGA”) with the United States to collect and share such information and are in compliance with the terms of such IGA and any enabling legislation or regulations. The types of income subject to the tax include U.S.-source interest and dividends. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a U.S. person and certain transaction activity related to such holder’s account. In addition, subject to certain exceptions, this legislation also imposes a 30% withholding on payments to foreign entities that are not FFIs unless the foreign entity certifies that it does not have a greater than 10% U.S. owner or provides the withholding agent with identifying information on each greater than 10% U.S. owner. Depending on the status of a beneficial owner and the status of the intermediaries through which they hold their shares, beneficial owners could be subject to this 30% withholding tax with respect to dividends paid in respect of our shares. Under certain circumstances, a beneficial owner might be eligible for refunds or credits of such taxes.

Certain State, Local and Foreign Tax Matters

We and our shareholders may be subject to state, local or foreign taxation in various jurisdictions in which we or they transact business, own property or reside. The state, local or foreign tax treatment of us and our shareholders may not conform to the U.S. federal income tax treatment discussed above. In particular, our investments in foreign securities may be subject to foreign withholding taxes. The imposition of any such foreign, state, local or other taxes would reduce cash available for distribution to our shareholders, and our shareholders would not be entitled to claim a credit or deduction with respect to such taxes. Prospective investors should consult with their own tax advisers regarding the application and effect of state, local and foreign income and other tax laws on an investment in Shares.

Change in Tax Laws

Each prospective investor should be aware that tax laws and regulations are changing on an ongoing basis, and such laws and/or regulations may be changed with retroactive effect. Moreover, the interpretation and/or application of tax laws and regulations by certain tax authorities may not be clear, consistent or transparent. Uncertainty in the tax law may require the Fund to accrue potential tax liabilities even in situations in which the Fund and/or shareholders do not expect to be ultimately subject to such tax liabilities. In that regard, accounting standards and/or related tax reporting obligations may change, giving rise to additional accrual and/or other obligations.

Certain ERISA Considerations

Generally

The fiduciary responsibility standards and prohibited transaction restrictions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), apply to a variety of employee retirement and welfare benefit plans maintained by private employers (“ERISA Plans”). Although ERISA does not (with certain exceptions) apply to individual retirement accounts, “Keogh” plans and certain other plans, such plans (collectively with ERISA Plans, “Plans”), are generally subject to Section 4975 of the Code, which contains prohibited-transaction provisions that are similar to those contained in ERISA. The following summary of certain aspects of ERISA and Section 4975 of the Code is general in nature and does not purport to be complete. Accordingly, each prospective investor should consult with its own counsel in order to understand such issues affecting its investment in the Fund.

Investment Considerations

The assets of the Fund will be invested in accordance with the investment objective and policies described in this Report on Form 10-K. The fiduciary of an ERISA Plan (and not the Investment Adviser) will be solely responsible for the ERISA Plan’s decision to invest in the Fund, including, without limitation, the role that an investment in the Fund would play in the ERISA Plan’s portfolio and whether an investment in the Fund is reasonably designed as part of the overall investment of the ERISA Plan’s assets. Accordingly, an authorized fiduciary of an ERISA Plan proposing to invest in the Fund should, in consultation with its own advisors, consider whether such investment is consistent with the terms of the ERISA Plan’s governing documents (including any investment guidelines) and applicable law. Neither the Investment Adviser nor the Fund or any of their respective affiliates is responsible for determining, and none of them makes any representation regarding, whether the Fund’s Shares are an appropriate investment for Plans generally or any particular Plan.

Prohibited Transactions

Section 406 of ERISA and Section 4975 of the Code prohibit certain transactions involving the assets of Plans and certain persons, referred to as “parties in interest” under ERISA or “disqualified persons” under Section 4975 of the Code, having certain relationships to such Plans, unless a statutory or administrative exemption is applicable to the transaction. A purchase of the Fund’s Shares by a Plan having a relationship with the Investment Adviser or the Fund, or any of their respective affiliates could, under certain circumstances, be considered a transaction prohibited under ERISA or Section 4975 of the Code. Accordingly, an authorized fiduciary of an investing Plan will be deemed to have represented and agreed, among other things, that the Plan’s purchase and holding of the Fund’s Shares are not and will not constitute or otherwise result in a non-exempt prohibited transaction. In addition, as discussed below, other issues under the rules governing prohibited transactions may arise to the extent that the assets of the Fund constitute “plan assets.”

Certain “Plan Assets” Considerations

A regulation issued by the Department of Labor (the “DOL”), as modified by Section 3(42) of ERISA (the “Plan Assets Regulation”) describes when the assets of an entity are to be treated as “plan assets” for purposes of ERISA and Section 4975 of the Code. The Plan Assets Regulation provides that, if a Benefit Plan Investor (as defined below) acquires an “equity interest” in an entity, and if Benefit Plan Investors in the aggregate hold 25% or more of the value of any class of equity interests in the entity, the entity’s assets will be treated as “plan assets” for purposes of ERISA and Section 4975 of the Code, unless the Fund’s Shares constitute a “publicly-offered security” (as described below)

or another exception under the Plan Assets Regulation applies. For these purposes, a “Benefit Plan Investor” is defined to include (i) an “employee benefit plan” (as defined in Section 3(3) of ERISA) that is subject to Part 4 of Subtitle B of Title I of ERISA, (ii) a “plan” as defined in and to which Section 4975 of the Code applies, including, without limitation, an individual retirement account, and (iii) any entity whose underlying assets include plan assets by reason of an employee benefit plan’s or other plan’s investment in the entity or otherwise. In addition, assets of the general account of an insurance company may, in certain circumstances, be considered “plan assets.” For the purpose of determining whether the 25% test is met, equity interests held by any person (other than a Benefit Plan Investor) who has discretionary authority or control over the assets of the entity or provides investment advice for a fee with respect to such assets, or by any affiliates of such person, will be disregarded. Under ERISA, an entity that does not satisfy the 25% test will be deemed for various purposes (for example, when making investments in other entities) to hold plan assets only to the extent of the percentage of the equity interests in the entity held by Benefit Plan Investors.

The Fund presently intends to limit investment by Benefit Plan Investors, based upon assurances from investors, such that Benefit Plan Investors will hold less than twenty-five percent (25%) of the value of each class of equity interests in the Fund so that the Fund would not be considered “plan assets” within the meaning of the Plan Asset Regulation. The Fund also presently intends to limit the sale and transfer of equity interests in the Fund and may exercise the Fund’s right to cause a compulsory withdrawal, to the extent necessary, to prevent Benefit Plan Investors from owning (or be at a material risk of owning) 25% or more of any class of equity interests of the Fund, and consequently to prevent the underlying assets of the Fund from being treated as “plan assets” of any Benefit Plan Investor investing in the Fund. In order to keep Benefit Plan Investor ownership of each class of equity interest below 25%, the Fund may limit investment by Benefit Plan Investors, cause a mandatory withdrawal by Benefit Plan Investors, or restrict the transfer of equity interests to Benefit Plan Investors.

In addition to the foregoing in this section, “Certain ERISA Considerations,” the Plan Assets Regulation provides an exception to “plan assets” treatment where the equity interest purchased by Benefit Plan Investors is a “publicly-offered security.” The Plan Assets Regulation defines a “publicly-offered security” as a security that is “freely transferable,” “widely held” and either part of a class of securities registered under the Exchange Act or sold pursuant to an effective registration statement under the Securities Act if the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the public offering occurred. A security is considered “widely held” only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be “widely held” solely because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control. The Plan Assets Regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The Plan Assets Regulation further provides an exception for publicly-offered securities under which, where a security is part of an offering in which the minimum investment is $10,000 or less, certain restrictions ordinarily will not, alone or in combination, affect the finding that such securities are “freely transferable.” It is noted that the Plan Assets Regulation only establishes a presumption in favor of the finding of free transferability where the restrictions are consistent with the particular types of restrictions listed in the Plan Assets Regulation. Notwithstanding any of the foregoing, if and when there is a public offering of the Fund’s Shares following which the Fund’s Shares would be considered a “publicly-offered security” for purposes of the Plan Assets Regulation, the Fund will thereupon operate on the basis that its assets are not “plan assets” regardless of the number of Benefit Plan Investors in the Fund.

Certain Other Matters

The preceding summary does not include a discussion of any laws that may apply to employee benefit plans that are not subject to ERISA or Section 4975 of the Code. Such plans (and entities in which they invest, as applicable) should consult their own professional advisers about any laws applicable thereto.

No information that the Fund, the Investment Adviser, or any entity or other person providing marketing services on the Fund’s or their behalf, or any of their respective affiliates (each an “Issuer Party”, and collectively, the “Issuer Parties”) is providing shall be considered to be or is advice on which any Benefit Plan Investor may rely for any investment decision. Benefit Plan Investors need to make their own decisions, with whatever third-party advice they may wish to obtain, and are not authorized to rely on any information any Issuer Party is providing as advice that is a basis for their decisions. The Issuer Parties have not made and are not making a recommendation, have not provided and are not providing investment advice of any kind whatsoever (whether impartial or otherwise), and have not given and are not giving any advice in a fiduciary capacity, in connection with any Benefit Plan Investor’s decision to purchase the Fund’s Shares.

THE PRECEDING DISCUSSION IS ONLY A SUMMARY OF CERTAIN CONSIDERATIONS UNDER ERISA AND SECTION 4975 OF THE CODE WITH RESPECT TO AN INVESTMENT IN THE FUND AND DOES NOT PURPORT TO BE COMPLETE. PROSPECTIVE INVESTORS SHOULD CONSULT WITH THEIR OWN LEGAL, TAX, FINANCIAL AND OTHER ADVISORS PRIOR TO INVESTING IN THE FUND TO REVIEW THESE IMPLICATIONS IN LIGHT OF THE INVESTOR’S PARTICULAR CIRCUMSTANCES.

The Private Offering

We entered into an initial subscription agreement with the initial limited partner on September 29, 2023 and have entered and expect to enter into additional subscription agreements ("Subscription Agreements") with one or more investors providing for the private placement of Shares pursuant to the private offering ("Private Offering"). Each investor will make a capital commitment ("Capital Commitment") to purchase Shares pursuant to a Subscription Agreement.

Each prospective investor in the Private Offering will be required to represent that it (i) is an “accredited investor” as defined in Rule 501(a) of Regulation D under the Securities Act and (ii) is acquiring the Shares purchased by it for investment and not with a view to resale or distribution. Investors will be required to make capital contributions to purchase Shares each time we deliver a drawdown notice, which will be issued based on our anticipated investment activities and capital needs, in an aggregate amount not to exceed each investor’s respective Capital Commitment. We will deliver drawdown requests at least ten business days prior to the required funding date. All purchases of our Shares will generally be made pro rata in accordance with remaining Capital Commitments of all investors, at a per-share price equal to the NAV per share of our Shares, except that the Fund reserves the right to issue Shares at a price above the then-calculated NAV per share to allocate initial O&O Expenses (as defined below) to newly admitted shareholders at any subsequent closing, subject to any adjustments. Any adjustments would take into account a determination of changes to NAV within 48 hours of the sale to assure compliance with Section 23(b) of the 1940 Act.

Investors who participate in the Private Offering may transfer or assign their Shares or Capital Commitment upon prior notice to the Board and satisfaction of the requirements with respect thereto set forth in the Fund’s operating documents and in accordance with applicable law. If requested by the Board, shareholders will provide reasonable information or assurances to the Board that such transfer or assignment will not result in a non-exempt prohibited transaction under ERISA. The Board is entitled to object to such transfers if the Board, in its sole discretion, determines that the creditworthiness of the proposed transferee is not sufficient to satisfy all obligations under the Subscription Agreement or unless, in the opinion of counsel, satisfactory in form and substance to the Fund:

•
Such transfer would not violate the Securities Act or any state (or other jurisdiction) securities or “Blue Sky” laws applicable to the Fund or the Shares to be transferred;
•
Such transfer would not cause all or any portion of the assets of the Fund to constitute “plan assets” under the Plan Assets Regulation;
•
Such transfer will not violate any law, regulation or other governmental rule applicable to such transfer; and
•
Such transfer will not subject the Fund, the Investment Adviser or any of their affiliates or any officer, trustee or employee of the Fund or the Investment Adviser or any of their affiliates to additional regulatory requirements the compliance with which would subject the Fund or such other person to material expense or burden (unless such affected person consents to such transfer).

In the event that an investor fails to pay all or any portion of a drawdown pursuant to a drawdown notice, and such default remains uncured for a period of ten calendar days (such investor, a “Defaulting Investor”), the Fund will be permitted to pursue any remedies against the Defaulting Investor available under the Subscription Agreement or at law or at equity, including prohibiting the Defaulting Investor from purchasing additional Shares.

Share Repurchase Program

We do not intend to list our Shares on a securities exchange and we do not expect there to be a public market for our Shares. As a result, if you purchase our Shares, your ability to sell your Shares will be limited. Our Schedule TO and related materials will contain more information on the total number of securities sought, type and amount of consideration offered in exchange for these securities and the amount of funds required to purchase the maximum amount of securities in our discretionary quarterly tender offers.

Subject to market conditions, the Investment Adviser’s commercially reasonable judgment and the discretion of the Board, we intend to commence a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter.

Our Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in our best interests and the best interests of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. We generally intend to limit the number of shares to be repurchased to no more than 5% of our outstanding Shares (either by number of Shares or aggregate NAV) as of the last day of the immediately preceding quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Shares.

Under the share repurchase program, to the extent we offer to repurchase Shares in any particular quarter, we expect to repurchase Shares using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter (the “Valuation Date”), except that

Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders. This Early Repurchase Deduction will also generally apply to minimum account repurchases, discussed below.

We may, from time to time, waive the Early Repurchase Deduction in the following circumstances (subject to the conditions described below):

•
repurchases resulting from death, qualifying disability or divorce;
•
in the event that a shareholder’s Shares are repurchased because the shareholder has failed to maintain a minimum of 100 Shares in its account; or
•
due to trade or operational error.

As set forth above, we may waive the Early Repurchase Deduction in respect of repurchase of Shares resulting from the death, qualifying disability (as such term is defined in Section 72(m)(7) of the Code) or divorce of a shareholder who is a natural person, including Shares held by such shareholder through a trust or an individual retirement account ("IRA") or other retirement or profit-sharing plan, after (i) in the case of death, receiving written notice from the estate of the shareholder, the recipient of the Shares through bequest or inheritance, or, in the case of a trust, the trustee of such trust, who shall have the sole ability to request repurchase on behalf of the trust, (ii) in the case of qualified disability, receiving written notice from such shareholder, provided that the condition causing the qualifying disability was not pre-existing on the date that the shareholder became a shareholder of the Fund or (iii) in the case of divorce, receiving written notice from the shareholder of the divorce and the shareholder’s instructions to effect a transfer of the Shares (through the repurchase of the Shares by us and the subsequent purchase by the shareholder) to a different account held by the shareholder (including trust or an individual retirement account or other retirement or profit-sharing plan). We must receive the written repurchase request within 12 months after the death of the shareholder, the initial determination of the shareholder’s disability or divorce in order for the requesting party to rely on any of the special treatment described above that may be afforded in the event of the death, disability or divorce of a shareholder. In the case of death, such a written request must be accompanied by a certified copy of the official death certificate of the shareholder. If spouses are joint registered holders of Shares, the request to have the Shares repurchased may be made if either of the registered holders dies or acquires a qualified disability. If the shareholder is not a natural person, such as certain trusts or a partnership, corporation or other similar entity, the right to waiver of the Early Repurchase Deduction upon death, disability or divorce does not apply.

You may tender all of the Shares that you own. In the event the amount of Shares tendered exceeds the repurchase offer amount, Shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase program, as applicable, in order to be eligible for repurchase by us. We will have no obligation to repurchase Shares, including if the repurchase would violate the restrictions on distributions under federal law or Delaware law. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any quarter. Our share repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market.

We will offer to repurchase Shares on such terms as may be determined by our Board in its complete and absolute discretion unless, in the judgment of the Board, such repurchases would not be in the best interests of our shareholders or would violate applicable law. Repurchases of Shares by us will generally be paid in cash, except for shareholders that elect to receive their repurchase proceeds in kind by checking the appropriate box on the tender offer form. Any shareholder that submits a repurchase request in excess of $100 million may elect to receive his or her repurchase proceeds in kind by checking the corresponding box on the tender offer form. We will seek to distribute a pro rata slice of the entire portfolio to such shareholder to the extent practicable. There is no assurance that the Board will exercise its discretion to offer to repurchase Shares or that there will be sufficient funds available to accommodate all of our shareholders’ requests for repurchase. As a result, we may repurchase less than the full amount of Shares that you request to have repurchased. If we do not repurchase the full amount of your Shares that you have requested to be repurchased, or we determine not to make repurchases of our Shares, you will likely not be able to dispose of your Shares, even if we under-perform. Any periodic repurchase offers will be subject in part to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act.

The Fund will repurchase Shares from shareholders pursuant to written tenders on terms and conditions that the Board determines to be fair to the Fund and to all shareholders. When the Board determines that the Fund will repurchase Shares, notice will be provided to shareholders describing the terms of the offer, containing information shareholders should consider in deciding whether to participate in the repurchase opportunity and containing information on how to participate. Our repurchase offers will generally use the NAV as of the applicable Valuation Date (which is expected to be on or around the last day of a calendar quarter), which will not be available until after the expiration of the applicable tender offer, so you will not know the exact price of Shares in the tender offer when you make your decision whether to tender your Shares.

Repurchases of Shares from shareholders by the Fund will be paid in cash within 65 days of the expiration of the applicable tender offer, after the determination of the relevant NAV per share is finalized. The Fund expects that it will determine the NAV for a tender offer’s Valuation Date generally within 20 business days of the Valuation Date, after which the Fund will pay shareholders in cash within two business days for all Shares properly tendered, not withdrawn and accepted for payment. Repurchases will be effective after receipt and acceptance by the Fund of eligible written tenders of Shares from shareholders by the applicable repurchase offer deadline. The Fund does not intend to impose any charges in connection with repurchases of Shares other than as stated above.

The majority of our assets will consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. We may fund repurchase requests from sources other than cash flow from operations, including the sale of assets, borrowings, return of capital or offering proceeds, and although we generally expect to fund distributions from cash flow from operations we have not established any limits on the amounts we may pay from such sources. Should making repurchase offers, in the Board’s judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should the Board otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our Shares is in the best interests of the Fund as a whole, then the Board may choose to offer to repurchase fewer shares than described above, or none at all.

In the event that any shareholder fails to maintain a minimum of 100 Shares in its account, we may repurchase all of the Shares held by that shareholder at the repurchase price in effect on the date we determine that the shareholder has failed to maintain 100 Shares in its account, less any Early Repurchase Deduction. Minimum account repurchases are subject to an Early Repurchase Deduction.

Payment for repurchased Shares may require us to liquidate portfolio holdings earlier than our Investment Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates. Our Investment Adviser intends to take measures, subject to policies as may be established by our Board, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of Shares.

Dividend Reinvestment Plan

In addition, the Fund has adopted a dividend reinvestment plan (“DRIP”), pursuant to which each shareholder will receive dividends in the form of additional Shares unless they notify the Fund that they instead desire to opt out of the DRIP. If a shareholder receives dividends in the form of Shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Fund for reinvestment. Shareholders who receive dividends and other distributions in the form of Shares generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash; however, since their cash dividends will be reinvested, those investors will not receive cash with which to pay any applicable taxes on re-invested dividends. A shareholder may elect to receive dividends and other distributions in cash by notifying the Fund in writing at least 20 business days prior to the distribution date fixed by the Board for such dividend. If such notice is received by the Fund less than 20 business days prior to the relevant distribution date, then that dividend will be paid in the form of Shares and any subsequent dividends will be paid in cash.

Investment Management Agreement

We are externally managed by our Investment Adviser and pay our Investment Adviser a fee for its services. The following summarizes our arrangements with the Investment Adviser pursuant to the Investment Management Agreement.

Pursuant to the Investment Management Agreement, the Investment Adviser:

•
determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•
determines the securities and other assets that we will purchase, retain or sell;
•
identifies, evaluates, and negotiates the structure of our investments that we make;
•
executes, monitors and services the investments that we make;
•
performs due diligence on prospective portfolio companies;
•
votes, exercises consents and exercises all other rights appertaining to such securities and other assets on our behalf; and
•
provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require.

The Investment Adviser’s services under the Investment Management Agreement are not exclusive, and the Investment Adviser (so long as its services to us are not impaired) and/or other entities affiliated with Comvest are permitted to furnish similar services to other entities.

Pursuant to its Resource Sharing Agreement, the Investment Adviser will have access to Comvest Partners’ team of experienced investment professionals.

The Investment Management Agreement was approved by our Board at the Board’s organizational meeting. Unless earlier terminated as described below, the Investment Management Agreement will remain in effect for a period of two years from its effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Trustees. The Investment Management Agreement will automatically terminate in the event of an assignment by the Investment Adviser. The Investment Management Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice by the Fund, by the vote of a majority of the outstanding voting securities of the Fund or by the vote of the Fund’s Board or on at least 120 days’ written notice by the Investment Adviser. If the Investment Management Agreement is terminated according to this paragraph, we will pay the Investment Adviser a pro-rated portion of the Management Fee (as defined below). See “Item 1A. Risk Factors—Our ability to achieve our investment objective depends on key investment personnel of the Investment Adviser. If the Investment Adviser were to lose any of its key investment personnel, our ability to achieve our investment objective could be significantly harmed.”

Indemnification

The Investment Management Agreement provides that the Investment Adviser and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it (the “Indemnified Parties”) shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by the Fund in connection with the matters to which the Investment Management Agreement relates, provided that the Investment Adviser shall not be protected against any liability to the Fund or its shareholders to which the Investment Adviser would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). An Indemnified Party may consult with counsel and accountants in respect of the Fund’s affairs and shall be fully protected and justified in any action or inaction which is taken in accordance with the advice or opinion of such counsel and accountants; provided, that such counsel or accountants were selected with reasonable care. Under the Investment Management Agreement, absent disabling conduct, the Fund will indemnify the Indemnified Parties against, and hold them harmless from, any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Investment Adviser’s services under the Investment Management Agreement or otherwise as Investment Adviser for the Fund. The Indemnified Parties shall not be liable under the Investment Management Agreement or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by the Investment Adviser in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where the Investment Adviser had reasonable cause to believe its conduct was unlawful.

Under the Fund's Declaration of Trust ("Declaration of Trust"), we will fully indemnify any person who was or is involved in any actual or threatened action, suit or proceeding by reason of the fact that such person is or was one of our Trustees or officers, but only to the extent permitted by applicable law. So long as we are regulated under the 1940 Act, the above indemnification and limitation of liability is limited by the 1940 Act or by any valid rule, regulation or order of the SEC thereunder. The 1940 Act provides, among other things, that a company may not indemnify any trustee or officer against liability to it or its security holders to which he or she might otherwise be subject by reason of his or her willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of his or her office unless a determination is made by final decision of a court, by vote of a majority of a quorum of trustees who are disinterested, non-party trustees or by independent legal counsel that the liability for which indemnification is sought did not arise out of the foregoing conduct.

We have obtained liability insurance for the Fund’s Trustees who are not “interested persons” (as defined in the 1940 Act) of the Fund or the Investment Adviser (the “Independent Trustees”) and the Fund’s officers.

The Fund will pay the Investment Adviser a fee for its services under the Investment Management Agreement consisting of an annual base management fee and an incentive management fee, each payable quarterly, in the manner set forth below.

Management Fee

The management fee is payable quarterly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable quarter adjusted for any Share issuances or repurchases during the applicable quarter. For purposes of the Investment Management Agreement, net assets means our total assets less the carrying value of our liabilities, determined on a consolidated basis in accordance with GAAP.

Incentive Fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Investment Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Investment Management Agreement and the Administration Agreement, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and shareholder servicing and /or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.00% annualized).

We pay the Investment Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25% per quarter (5.00% annualized);
•
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•
12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are paid to the Investment Adviser.

Percentage of Pre-Incentive Fee Net Investment Income Allocated to Quarterly Incentive Fee

These calculations are pro-rated for any period of less than three months and adjusted for any Share issuances or repurchases during the applicable quarter. You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Investment Adviser with respect to Pre-Incentive Fee Net Investment Income Returns. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a calendar quarter in which we incur an overall loss taking into account capital account losses. For example, if we receive Pre-Incentive Fee Net Investment Income Returns in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses.

Incentive Fee Based on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee by the applicable share class for all prior periods. The Fund will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Investment Adviser if we were to sell the relevant investment and realize a capital gain. For the purpose of computing the capital gains incentive fee, the calculation methodology will look through derivative financial instruments or swaps as if the Fund owned the reference assets directly. In no event will the capital gains incentive fee payable pursuant to the Investment Management Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

For purposes of computing the Fund’s incentive fee on income and the incentive fee on capital gains, the calculation methodology looks through derivative financial instruments or swaps as if we owned the reference assets directly. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.

Resource Sharing Agreement

The Investment Adviser is an affiliate of Comvest Partners, which manages the Comvest Credit Partners family of private funds. The Investment Adviser has entered into the Resource Sharing Agreement with its affiliate, pursuant to which Comvest Partners provides the Investment Adviser with experienced investment professionals and access to the resources of Comvest Partners so as to enable the Investment Adviser to fulfill its obligations under the Investment Management Agreement. Through the Resource Sharing Agreement, the Investment Adviser intends to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Comvest Partners’ investment professionals. There can be no assurance that Comvest Partners will perform its obligations under the Resource Sharing Agreement. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on the Fund’s operations.

Administration Agreement

Under the Administration Agreement, the Administrator is obligated to perform or cause to be performed certain services in exchange for a fee (the “Administration Fee”), and the Administrator pays all fees, costs, and expenses incurred by it in connection with its obligations under the Administration Agreement with respect to the Fund, with the exception of certain expenses that are assumed by the Fund, as described below.

As compensation for the services of and expenses borne by the Administrator or its affiliates under the Administration Agreement, during the period of time that the Fund operates as a privately offered BDC, the Fund pays to the Administrator a quarterly fee equal to an annual rate of 0.25% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable quarter adjusted for any Share issuances or repurchases during the applicable quarter. The Administration Fee, during the period of time that the Fund operates as a privately offered BDC, is calculated and payable quarterly in arrears.

During any period of time that the Fund operates as a publicly offered BDC, the Fund will pay to the Administrator a monthly fee equal to an annual rate of 0.25% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month adjusted for any Share issuances or repurchases during the applicable month. The Administration Fee, during any period of time that the Fund operates as a publicly offered BDC, will be calculated and payable monthly in arrears.

For the avoidance of doubt, the costs, fees and expenses borne by the Administrator or its affiliates include but are not limited to the following:

•
Fees, costs and expenses of the administrative and compliance services necessary for the operation of the Fund or oversee, or arrange for, the performance of said services by the Sub-Administrator;
•
Fees, costs and expenses of technology and technology development including, but not limited to, computer systems and applications, web servicing, and website development and maintenance;
•
Costs and expenses of all in-house administrative professional staff provided by the Administrator or its affiliates, including internal legal, compliance, tax, finance, accounting, audit, technology, or other services and professionals related thereto, as deemed appropriate by the Administrator, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel; and
•
Costs and expenses of in-house registered representatives provided by the managing dealer or its affiliates, as deemed appropriate by the Administrator, including base compensation, bonus, and benefits and routine overhead expenses, due diligence expense, and training and promotional expenses.

Placement Agent Agreement

We have entered into a placement agent agreement (the “Placement Agent Agreement”) with AMG Distributors, Inc. (the “Placement Agent”), pursuant to which the Placement Agent has agreed to, among other things, manage our relationships with any financial intermediaries engaged by the Placement Agent to participate in the distribution of Shares in the Private Offering.

The Board, including a majority of the Independent Trustees, have reviewed and approved the Placement Agent Agreement in accordance with Section 15(c) of the 1940 Act, and will annually review the Placement Agent Agreement to determine that the provisions of the Placement Agent Agreement are carried out satisfactorily and to determine, among other things, whether the fees payable under such agreement (if any) are reasonable in light of the services provided and that there is a reasonable likelihood that the continuation of the agreement will benefit the

Fund and its shareholders. The Board assesses the reasonableness of such fees based on the breadth, depth and quality of the distribution services to be provided to the Fund, and reviews other information relating to the Placement Agent, such as its relationships with financial intermediaries and the adequacy of its compliance program.

Amended and Restated Expense Limitation and Reimbursement Agreement

We entered into an Amended and Restated Expense Limitation and Reimbursement Agreement with the Investment Adviser and the Administrator on December 26, 2023. Pursuant to the Amended and Restated Expense Limitation and Reimbursement Agreement, the Investment Adviser and the Administrator are obligated to pay, absorb or reimburse all of our Operating Expenses (as defined below) (x) above 1.25% of the value of the Fund’s quarterly net assets as of the beginning of the first calendar day of the applicable quarter adjusted for any share issuances or repurchases during the applicable quarter during the period of time that the Fund operates as a privately offered, non-traded BDC and (y) above 1.25% of the value of the Fund’s monthly net assets as of the beginning of the first calendar day of the applicable month adjusted for any share issuances or repurchases during the applicable month during the period of time that the Fund operates as a publicly-offered, non-traded BDC. Any Required Expense Payment (as defined below) must be paid by the Investment Adviser and Administrator to us in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Investment Adviser, the Administrator, Comvest Partners or its affiliates.

Operating Expenses mean all of the Fund’s operating costs and expenses incurred, including but not limited to, organization and offering costs and legal, administration, accounting, printing, mailing, subscription processing and filings fees and expenses, as determined in accordance with GAAP. Operating Expenses shall not include any fees payable to the Investment Adviser by the Fund under the Investment Management Agreement, interest expenses and other financing costs, portfolio transaction and other investment-related costs, shareholder servicing and/or distribution fees, taxes, and any other extraordinary expenses not incurred in the ordinary course of the Fund’s business (including, without limitation, litigation expenses).

The Investment Adviser and Administrator may elect to pay certain additional expenses on our behalf, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Fund. Any Expense Payment shall be shared 50/50 between the Investment Adviser and the Administrator. Any Voluntary Expense Payment (as defined below) that the Investment Adviser and Administrator have committed to pay must be paid by the Investment Adviser and Administrator to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to the Investment Adviser the Administrator, or their affiliates.

In consideration of the Investment Adviser’s and Administrator’s election to pay certain additional expenses on our behalf, the Fund agrees to carry forward the amount of any Expense Payment for a period not to exceed three years from the end of the month in which such Expense Payment was paid or reimbursed by the Investment Adviser and the Administrator, and to reimburse the Investment Adviser and Administrator on a 50/50 basis in the amount of such Expense Payment as promptly as possible, on a monthly basis in accordance with the terms hereof, even if such reimbursement occurs after the termination of the limitation period beginning October 1, 2023 through October 23, 2025 (each such payment, a “Reimbursement Payment”).

In respect of a Required Expense Payment, no Reimbursement Payment for any quarter shall be made if and to the extent that the Fund’s Operating Expense Ratio (as defined below) (including the amount of the Reimbursement Payment) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Required Expense Payment was made. In respect of a Voluntary Expense Payment, no Reimbursement Payment for any quarter shall be made if and to the extent that: (1) the Effective Rate of Distributions Per Share (as defined below) declared by the Fund at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Voluntary Payment was made to which such Reimbursement Payment relates or (2) the Fund’s Operating Expense Ratio at the time of such Reimbursement Payment (including the amount of the Reimbursement Payment) is greater than the Operating Expense Ratio at the time the Voluntary Payment was made. For purposes of the Amended and Restated Expense Limitation and Reimbursement Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365-day year) of regular cash distributions per share exclusive of returns of capital and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by (x) dividing Operating Expenses, less base management and incentive fees owed to the Investment Adviser pursuant to the Investment Management Agreement, administration fees owed to the Administrator pursuant to the Administration Agreement, shareholder servicing and/or distribution fees, and interest expense, by (y) the Fund’s net assets.

The Fund’s obligation to make a Reimbursement Payment shall automatically become a liability of the Fund on the last business day of the applicable calendar quarter, except to the extent the Investment Adviser and the Administrator have waived their right to receive such payment for the applicable quarter. The Reimbursement Payment for any calendar quarter will be paid by the Fund to the Investment Adviser and the Administrator in any combination of cash or other immediately available funds as promptly as possible following such calendar quarter and in no event later than 45 days after the end of such calendar quarter. All Reimbursement Payments hereunder shall be deemed to relate to the earliest unreimbursed Expense Payments made by the Investment Adviser and the Administrator to the Fund within three years prior to the last business day of the calendar quarter in which such Reimbursement Payment obligation is accrued.

Expenses

All investment professionals of the Investment Adviser and their respective staffs, when and to the extent engaged in providing investment advisory and management services under the Investment Management Agreement and the compensation and routine overhead expenses of such personnel allocable to such services, will be provided and paid for by the Investment Adviser and not by us.

Subject to the Amended and Restated Expense Limitation and Reimbursement Agreement, the Investment Adviser and Administrator will pay, absorb and/or reimburse our O&O Expenses.

In addition to Management Fees and the Administration Fee, except as noted above, the Fund is permitted to bear all expenses directly and specifically related to its operations, administrations and transactions, which expenses may include without limitation:

(i) O&O Expenses associated with the offering of the Fund’s Shares (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Fund’s systems and those of participating broker-dealers, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of the Fund’s escrow agent (if any) and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, broker-dealers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing fee);

(ii) all taxes, fees, costs, and expenses, retainers and/or other payments of accountants, legal counsel, advisors (including tax advisors), subadministrators, auditors (including with respect to any additional auditing required under The Directive 2011/61/EU of the European Parliament and of the Council of 8 June 2011 on Alternative Investment Fund Managers and any applicable legislation implemented by an EEA Member state in connection with such Directive (the “AIFMD”)), investment bankers, administrative agents, paying agents, depositaries, custodians, trustees, sub-custodians, consultants (including individuals consulted through expert network consulting firms), engineers, senior advisors, industry experts, operating partners, deal sourcers (including personnel dedicated to but not employed by the Administrator, or its affiliates), and other professionals (including, for the avoidance of doubt, the costs and charges allocable with respect to the provision of internal legal, tax, accounting, technology or other services and professionals related thereto (including secondees and temporary personnel or consultants that may be engaged on short- or long-term arrangements) as deemed appropriate by the Investment Adviser or its affiliates, with the oversight of the Board, where such internal personnel perform services that would be paid by the Fund if outside service providers provided the same services)); fees, costs, and expenses herein include (x) costs, expenses and fees for hours spent by its in-house attorneys and tax advisors that provide transactional legal advice and/or services to the Fund or its portfolio companies on matters related to potential or actual investments and transactions and the ongoing operations of the Fund and (y) expenses and fees to provide administrative and accounting services to the Fund or its portfolio companies, and expenses, charges and/or related costs incurred directly by the Fund or affiliates in connection with such services (including overhead related thereto), in each case, (I) that are specifically charged or specifically allocated or attributed by the Investment Adviser or its affiliates, with the oversight of the Board, to the Fund or its portfolio companies and (II) provided that any such amounts shall not be greater than what would be paid to an unaffiliated third party for substantially similar advice and/or services);

(iii) the cost of effecting any sales and repurchases of the Shares and other securities;

(iv) fees and expenses payable under any managing dealer and selected intermediary agreements, if any;

(v) interest and fees and expenses arising out of all borrowings, guarantees and other financings (including interest, fees and related legal expenses) made or entered into by the Fund, including, but not limited to, the arranging thereof and related legal expenses;

(vi) all fees, costs and expenses of any loan servicers and other service providers and of any custodians, lenders, investment banks and other financing sources;

(vii) costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Fund’s assets for tax or other purposes;

(viii) costs of entering into derivatives and hedging transactions;

(ix) expenses, including travel, entertainment, lodging and meal expenses, incurred by the Investment Adviser, members of its investment team, or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including such expenses related to potential investments that were not consummated, and, if necessary, enforcing the Fund’s rights;

(x) expenses (including the allocable portions of compensation and out-of-pocket expenses such as travel expenses) or an appropriate portion thereof of employees of the Investment Adviser or its affiliates to the extent such expenses relate to attendance at meetings of the Board or any committees thereof;

(xi) all fees, costs and expenses, if any, incurred by or on behalf of the Fund in developing, negotiating and structuring prospective or potential investments that are not ultimately made, including, without limitation any legal, tax, administrative, accounting, travel, meals, accommodations and entertainment, advisory, consulting and printing expenses, reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments;

(xii) the allocated costs incurred by the Investment Adviser and the Administrator in providing managerial assistance to those portfolio companies that request it;

(xiii) all brokerage costs, hedging costs, prime brokerage fees, custodial expenses, agent bank and other bank service fees; private placement fees, commissions, appraisal fees, commitment fees and underwriting costs; costs and expenses of any lenders, investment banks and other financing sources, and other investment costs, fees and expenses actually incurred in connection with evaluating, making, holding, settling, clearing, monitoring or disposing of actual investments (including, without limitation, travel, meals, accommodations and entertainment expenses and any expenses related to attending trade association and/or industry meetings, conferences or similar meetings, any costs or expenses relating to currency conversion in the case of investments denominated in a currency other than U.S. dollars) and expenses arising out of trade settlements (including any delayed compensation expenses);

(xiv) investment costs, including all fees, costs and expenses incurred in sourcing, evaluating, developing, negotiating, structuring, trading (including trading errors), settling, monitoring and holding prospective or actual investments or investment strategies including, without limitation, any financing, legal, filing, auditing, tax, accounting, compliance, loan administration, travel, meals, accommodations and entertainment, advisory, consulting, engineering, data-related and other professional fees, costs and expenses in connection therewith (to the extent the Investment Adviser is not reimbursed by a prospective or actual issuer of the applicable investment or other third parties or capitalized as part of the acquisition price of the transaction), or any fees, costs and expenses related to the organization or maintenance of any vehicle through which the Fund directly or indirectly participates in the acquisition, holding and/or disposition of investments or which otherwise facilitate the Fund’s investment activities, including without limitation any travel and accommodations expenses related to such vehicle and the salary and benefits of any personnel (including personnel of the Investment Adviser or its affiliates) reasonably necessary and/or advisable for the maintenance and operation of such vehicle, or other overhead expenses (including any fees, costs and expenses associated with the leasing of office space (which may be made with one or more affiliates of the Investment Adviser as lessor in connection therewith));

(xv) transfer agent, dividend agent and custodial fees;

(xvi) fees and expenses associated with marketing efforts;

(xvii) federal and state registration fees, franchise fees, any stock exchange listing fees and fees payable to rating agencies;

(xviii) fees and expenses including reasonable travel, entertainment, lodging and meal expenses of, and any legal counsel or other advisors retained by, or at the discretion or for the benefit of, the Board who are not interested persons (as defined in the 1940 Act) of the Fund;

(xix) costs of preparing financial statements and maintaining books and records, costs of Sarbanes-Oxley Act of 2002 compliance and attestation and costs of preparing and filing reports or other documents with the SEC, Financial Industry Regulatory Authority, U.S. Commodity Futures Trading Commission ("CFTC") and other regulatory bodies and other reporting and compliance costs, including registration and exchange listing and the costs associated with reporting and compliance obligations under the 1940 Act and any other applicable federal and state securities laws, and the compensation of professionals responsible for the foregoing (except to the extent such costs and expenses are borne by the Administrator or its affiliates under the Administration Agreement or by the Investment Adviser under the Investment Management Agreement);

(xx) all fees, costs and expenses associated with the preparation and issuance of the Fund’s periodic reports and related statements (e.g., financial statements and tax returns) and other internal and third-party printing (including a flat service fee), publishing (including time spent performing such printing and publishing services) and reporting-related expenses (including other notices and communications) in respect of the Fund and its activities (including internal expenses, charges and/or related costs incurred, charged or specifically attributed or allocated by the Fund or the Investment Adviser or its affiliates in connection with such provision of services thereby) (except to the extent such costs and expenses are borne by the Administrator under the Administration Agreement or by the Investment Adviser under the Investment Management Agreement);

(xxi) the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs) and the costs of any shareholder or Board meetings;

(xxii) proxy voting expenses;

(xxiii) costs associated with an exchange listing;

(xxiv) costs of registration rights granted to certain investors;

(xxv) any taxes and/or tax-related interest, fees or other governmental charges (including any penalties incurred where the Investment Adviser lacks sufficient information from third parties to file a timely and complete tax return) levied against the Fund and all expenses incurred in connection with any tax audit, investigation, litigation, settlement or review of the Fund and the amount of any judgments, fines, remediation or settlements paid in connection therewith;

(xxvi) all fees, costs and expenses of any litigation, arbitration or audit involving the Fund any vehicle or its portfolio companies and the amount of any judgments, assessments fines, remediations or settlements paid in connection therewith, Board and officers, liability or other insurance (including costs of title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of the Fund;

(xxvii) all fees, costs and expenses associated with the Fund’s information, obtaining and maintaining technology (including the costs of any professional service providers), hardware/software, data-related communication, market data and research (including news and quotation equipment and services and including costs allocated by the Investment Adviser’s or its affiliates’ internal and third-party research group (which are generally based on time spent, assets under management, usage rates, proportionate holdings or a combination thereof or other reasonable methods determined by the Investment Adviser and/or its affiliates) and expenses and fees (including compensation costs) charged or specifically attributed or allocated by the Investment Adviser and/or its affiliates for data-related services provided to the Fund and/or its portfolio companies (including in connection with prospective investments), each including expenses, charges, fees and/or related costs of an internal nature; provided, that any such expenses, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services) reporting costs (which includes notices and other communications and internally allocated charges), and dues and expenses incurred in connection with membership in industry or trade organizations;

(xxviii) the costs of specialty and custom software for monitoring risk, compliance and the overall portfolio, including any development costs incurred prior to the filing of the Fund’s election to be treated as a BDC;

(xxix) costs associated with individual or group shareholders;

(xxx) the Fund’s allocable portion of its fidelity bond, Board members and officers errors and omissions liability insurance and other insurance premiums;

(xxxi) direct costs and expenses of administration, including printing, mailing, long distance telephone, copying and secretarial and other staff;

(xxxii) all fees, costs and expenses of winding up and liquidating the Fund’s assets;

(xxxiii) extraordinary expenses (such as litigation or indemnification);

(xxxiv) all fees, costs and expenses related to compliance-related matters (such as developing and implementing specific policies and procedures in order to comply with certain regulatory requirements) and regulatory filings; notices or disclosures related to the Fund’s activities (including, without limitation, expenses relating to the preparation and filing of filings required under the Securities Act, TIC Form SLT filings, Internal Revenue Service filings under FATCA and FBAR reporting requirements applicable to the Fund or reports to be filed with the CFTC, reports, disclosures, filings and notifications prepared in connection with the laws and/or regulations of jurisdictions in which the Fund engages in activities, including any notices, reports and/or filings required under the AIFMD, European Securities and Markets Authority and any related regulations, and other regulatory filings, notices or disclosures of the Investment Adviser relating to the Fund and its affiliates relating to the Fund, and their activities) and/or other regulatory filings, notices or disclosures of the Investment Adviser and its affiliates relating to the Fund including those pursuant to applicable disclosure laws and expenses relating to FOIA requests, but excluding, for the avoidance of doubt, any expenses incurred for general compliance and regulatory matters that are not related to the Fund and its activities;

(xxxv) costs and expenses (including travel) in connection with the diligence and oversight of the Fund’s service providers;

(xxxvi) costs and expenses, including travel, meals, accommodations, entertainment and other similar expenses, incurred by the Investment Adviser or its affiliates for meetings with existing investors and any broker-dealers, registered investment advisors, financial and other advisors representing such existing investors; and

(xxxvii) all other expenses incurred by the Administrator in connection with administering the Fund’s business.

Investment-related expenses with respect to investments in which the Fund invests together with one or more parallel funds (or co-investment vehicles) will generally be allocated among all such entities on the basis of capital invested by each such entity into the relevant investment; provided that if the Investment Adviser reasonably believes that such allocation method would produce an inequitable result to any such entity, the Investment Adviser may allocate such expenses among such entities in any other manner that the Investment Adviser believes in good faith to be fair and equitable.

Staffing

We do not have any employees. Our day-to-day investment operations are managed by the Investment Adviser. See “Investment Management Agreement.” Pursuant to its Resource Sharing Agreement with Comvest Credit Advisors LLC, the Investment Adviser will have access to Comvest Partners’ team of experienced investment professionals. See “Item 1(c). Description of Business—Resource Sharing Agreement.” Each of our executive officers described under “Item 10. Trustees and Executive Officers” is an employee of the Investment Adviser.

License Agreements

The Fund has entered into a royalty-free Trademark License Agreement with the Investment Adviser, pursuant to which the Investment Adviser has agreed to grant the Fund a non-exclusive, royalty-free license to use the marks “Comvest” and “Comvest Credit,” and any derivative thereof, in connection with the investment management, investment consultation and investment advisory services that the Investment Adviser provides to the Fund. Under the Trademark License Agreement, subject to certain conditions, the Fund has a right to use “Comvest” and “Comvest Credit” and any derivative thereof for so long as the Investment Adviser or one of its affiliates remains the Fund’s investment manager.

The Fund has also entered into a royalty-free Trademark License Agreement with Affiliated Managers Group, Inc., pursuant to which Affiliated Managers Group, Inc. has agreed to grant the Fund a non-exclusive, royalty-free license to use the marks “Affiliated Managers Group,” “AMG” and any derivative thereof, in connection with the administrative distribution, investment management, investment consultation and investment advisory services that Affiliated Managers Group, Inc. provides to the Fund. Under the Trademark License Agreement, subject to certain conditions, the Fund has a right to use “Affiliated Managers Group” and “AMG” and any derivative thereof for so long as Affiliated Managers Group, Inc. or one of its affiliates remains the Fund’s administrator.

Derivatives

The Fund may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. In October 2020, the SEC adopted Rule 18f-4 under the 1940 Act regarding the ability of a BDC to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement (which may include delayed draw and revolving loans) that will not be deemed to be a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit the Fund’s ability to use derivatives and/or enter into certain other financial contracts.

The Fund has adopted updated policies and procedures in compliance with Rule 18f-4. The Fund expects to qualify as a “limited derivatives user” under Rule 18f-4. Future legislation or rules may modify how the Fund treats derivatives and other financial arrangements for purposes of the Fund’s compliance with the leverage limitations of the 1940 Act. Future legislation or rules may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to the Fund under the 1940 Act, which may be materially adverse to the Fund and its shareholders.

Emerging Growth Company

We are an “emerging growth company” as defined in the JOBS Act and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to:

•
Permission for an “emerging growth company” to include only two years of audited financial statements in its common equity initial public offering registration statement (“IPO registration statement”);

•
Permission for an “emerging growth company” to provide Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosures that correspond to the financial statements included in its IPO registration statement;
•
Permission for an “emerging growth company” to omit in other Securities Act registration statements filed with the SEC selected financial data for any period prior to the earliest audited period included in its IPO registration statement;
•
Permission for an “emerging growth company” to omit selected financial data for any period prior to the earliest audited period included in its first registration statement that became effective under the Exchange Act or Securities Act in any Exchange Act registration statement, periodic report or other report filed with the SEC;
•
Exemption for an “emerging growth company” from the advisory shareholder votes on the compensation of its named executive officers (“say-on-pay”), the frequency of the say-on-pay votes (“say-on-frequency”) and golden parachute compensation arrangements with any named executive officers required by Sections 14A(a) and (b) of the Exchange Act;
•
Permission for an “emerging growth company” to comply with executive compensation disclosure requirements under Item 402 of Regulation S-K by providing the same executive compensation disclosure as a smaller reporting company;
•
Exemption of an “emerging growth company” from the “pay versus performance” proxy disclosure requirements of Section 14(i) of the Exchange Act and from the pay ratio disclosure requirements of Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of chief executive officers;
•
Permission for an “emerging growth company” to defer compliance with any new or revised financial accounting standards until the date that companies that are not “issuers” as defined in Section 2(a) of the Sarbanes-Oxley Act are required to comply; and
•
Permission for an “emerging growth company” to engage in “test-the-waters” communications with qualified institutional buyers and institutional accredited investors.

We have not made a determination whether to take advantage of any or all of these exemptions discussed above. In addition, we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, discussed above.

We expect to remain an emerging growth company until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the end of the fiscal year in which the fifth anniversary of any initial public offering by us has occurred, (iii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our Shares that are held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 calendar months or (iv) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period.

Reporting Obligations

In order to be regulated as a BDC under the 1940 Act, we are required to register a class of equity securities under the Exchange Act. As a result, we have filed a Registration Statement for our Shares with the SEC under the Exchange Act. Subsequent to the effectiveness of the Registration Statement, we will be required to file annual reports, quarterly reports and current reports with the SEC. This information will be available by contacting the SEC staff at library@sec.gov. The public may obtain information on the operation of the SEC’s public reference room by calling the SEC at (202) 551-5450.

In addition to the above regulatory filings, provided that no litigation has commenced between a shareholder and the Fund or the Investment Adviser, the Fund will provide a shareholder with information requested by the shareholder to facilitate such shareholder’s ongoing operational due diligence, including periodic review of portfolio companies and the internal controls and procedures utilized by the Fund, upon reasonable notice and provided such information is customarily kept by the Fund or the Investment Adviser. Notwithstanding the foregoing, a shareholder shall have no right to obtain any information relating to any other investor or the Fund’s proposed investment activities. In addition, information may be subject to confidentiality agreements with third parties which may preclude the Fund and/or the Investment Adviser’s ability to provide such information to a shareholder. The Fund may also keep confidential from a shareholder, for such periods as the Investment Adviser deems reasonable, any information that the Investment Adviser reasonably believes to be in the nature of trade secrets or other information (such as, for example, the identity of the Fund’s portfolio positions) the disclosure of which the Investment Adviser in good faith believes is not in the Fund’s best interests or could damage the Fund or its business.

Privacy Notice

This Privacy Notice is provided to you as a result of certain federal privacy notice and disclosure regulations and explains the manner in which the Fund collects, utilizes and maintains nonpublic personal information about each of the investors in the Fund. This Privacy Notice applies only to investors in the Fund who are individuals or to certain entities that are essentially “alter egos” of individuals (e.g., grantor trusts, IRAs and similar individual self-directed estate planning or investment vehicles).

We respect your right to privacy and are committed to maintaining and safeguarding nonpublic information about you. We do not disclose your personal information to companies or organizations not affiliated with us that would use the information we have provided them to contact you about their own products or services. However, to manage the Fund in a professional and efficient manner, we must from time to time obtain and disclose certain nonpublic personal information about you. To protect the confidentiality of such information while making the necessary disclosures, we have developed the security policies described below.

Information We Collect

We collect nonpublic personal information about you from the following sources:

(i) Information we receive from you through Subscription Agreements, investor questionnaires and other documents, such as your name, address, social security number, assets, income, employment and amounts or types of your investments;

(ii) Information about your transactions with us, our affiliates and others, such as your capital account balance, other account data and participation in other investments;

(iii) Information from outside sources, including consumer reporting agencies which may include credit reports; and

(iv) Information we keep about the investments you purchase from us, as well as account balances and payment history.

How We Use Information

Among other things, we may use nonpublic personal information to service your account or send you annual reports, proxy statements or other information required by law.

Information We Disclose

We will only disclose nonpublic personal information to our affiliates, service providers and other third parties as permitted or required by applicable law. In general, we may share your nonpublic personal information with our affiliates (including those who are involved in the operation, service, administration or management of, or the sale of interests in, the Fund). In addition, we may share nonpublic personal information we collect as described above in connection with the administration and operations of the Fund (including disclosure to attorneys, accountants, service providers, auditors or administrators). We do not share your nonpublic personal information with companies or organizations not affiliated with us that would use the information we have provided them to contact you about their own products or services. If required by law, we may disclose nonpublic personal information in accordance with a court order or at the request of government regulators.

Our Security Procedures

Any service provider receiving your personal information will be authorized to use such information only to perform the services required of them by the Fund and its affiliates, and then only as permitted by applicable law. When we share personal information with companies working on our behalf, we protect your personal information where required by law with confidentiality agreements which obligate companies to keep your information confidential. We restrict access to non-public personal information to those employees of the Fund or its affiliates who require access to provide services to the Fund and its affiliates and its investors. We maintain physical, electronic and procedural safeguards that comply with federal regulations to guard your non-public personal information. Your right to privacy extends to all forms of contact with us, including telephone, written correspondence and electronic media.

We are committed to safeguarding the nonpublic personal information of our investors and will adhere to the foregoing policies for both our current and former investors.

ITEM 1A. RISK FACTORS.

An investment in our securities involves certain risks relating to our structure and investment objective. The risks set forth below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, our financial condition, our investments and/or operating results. If any of the following events occur; our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV and the trading price of our Shares could decline. There can be no assurance that we will achieve our investment objective and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We are a newly formed company and have limited operating history.

We are a newly formed company and have limited operating and performance history. Past performance, including the past performance of other investment entities and accounts managed by the Investment Adviser, is not necessarily indicative of our future results.

We operate in a highly competitive market for investment opportunities and may not be able to compete effectively.

We compete for investments with other BDCs and investment funds (including private equity and hedge funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than us. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements that we must satisfy to maintain our tax treatment as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

We may lose investment opportunities if our pricing, terms and structure do not match those of our competitors. With respect to the investments that we make, we do not seek to compete based primarily on the interest rates we may offer, and we believe that some of our competitors may make loans with interest rates that may be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. Part of our competitive advantage stems from the fact that we believe the market for middle market lending is underserved by traditional bank lenders and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. We may also compete for investment opportunities with accounts managed by the Investment Adviser or its affiliates. Although the Investment Adviser allocates opportunities in accordance with its policies and procedures, allocations to such other accounts reduces the amount and frequency of opportunities available to us and may not be in our best interests and, consequently, our shareholders. Moreover, the performance of investment opportunities is not known at the time of allocation. If we are not able to compete effectively, our business, financial condition and results of operations may be adversely affected, thus affecting our business, financial condition and results of operations. Because of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities that we identify or that we will be able to fully invest our available capital.

We do not expect to replicate the historical performance of other entities managed or supported by Comvest Partners.

We do not expect to replicate the historical performance of Comvest Partners’ investments, or those of its affiliates. In addition, our investment strategies may differ from those of Comvest Partners or its affiliates. We, as a BDC and as a RIC, are subject to certain regulatory restrictions that do not apply to Comvest Partners or its affiliates. Furthermore, to the extent that our assets are treated as “plan assets” for purposes of ERISA, we will be subject to certain regulatory restrictions that do not otherwise generally apply to Comvest Partners or its affiliates. Finally, we can offer no assurance that our investment team will be able to continue to implement our investment objective with the same degree of success as it has had in the past.

Our ability to achieve our investment objective depends on key investment personnel of the Investment Adviser. If the Investment Adviser were to lose any of its key investment personnel, our ability to achieve our investment objective could be significantly harmed.

We depend on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser to identify, evaluate, negotiate, structure, execute, monitor and service our investments. The Investment Adviser, as an affiliate of Comvest Partners, is supported by Comvest Partners to fulfill its obligations to us under the Investment Management Agreement. The Investment Adviser may also depend upon Comvest Partners to obtain access to investment opportunities originated by professionals. Our future success depends to a significant extent on the continued service and coordination of the key investment personnel of the Investment Adviser. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.

The Investment Committee, which provides oversight over our investment activities, is provided by the Investment Adviser. The loss of any member of the Investment Committee or of other senior professionals of the Investment Adviser and its affiliates without suitable replacement could limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operation and cash flows. To achieve our investment objective, the Investment Adviser may hire, train, supervise and manage new investment professionals to participate in its investment selection and monitoring process. If the Investment Adviser is unable to find investment professionals or do so in a timely manner, our business, financial condition and results of operations could be adversely affected.

A renewed disruption in the capital markets and the credit markets could adversely affect our business.

As a BDC, we must maintain our ability to raise additional capital for investment purposes. If we are unable to access the capital markets or credit markets, we may be forced to curtail our business operations and may be unable to pursue new investment opportunities. The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses.

The capital markets and the credit markets have experienced extreme volatility in recent periods, and, as a result, there has been and will likely continue to be uncertainty in the financial markets in general. Disruptions in the capital markets in recent years increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. In addition, a prolonged period of market illiquidity may cause us to reduce the volume of loans that we originate and/or fund and adversely affect the value of our portfolio investments. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and, consequently, could adversely impact our business, results of operations and financial condition.

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act. Any such failure would result in a default under such indebtedness and otherwise affect our ability to issue senior securities, borrow under a credit facility and pay distributions, which could materially impair our business operations. Our liquidity could be impaired further by our inability to access the capital or credit markets. For example, we cannot be certain that we will be able to renew our Leverage Arrangements (defined below) as they mature or to consummate new arrangements to provide capital for normal operations. In recent years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally in recent years. In addition, adverse economic conditions due to these disruptive conditions could materially impact our ability to comply with the financial and other covenants in any existing or future Leverage Arrangements. If we are unable to comply with these covenants, this could materially adversely affect our business, results of operations and financial condition.

There is uncertainty as to the value of our portfolio investments because most of our investments are, and may continue to be, in private companies and recorded at fair value. In addition, the fair values of our investments are determined by our Investment Adviser, subject to oversight by our Board, in accordance with our Valuation Policy.

Some of our investments are and may be in the form of securities or loans that are not publicly traded. The fair value of these investments may not be readily determinable. Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our securities. For purposes of the 1940 Act, the Board has designated the Investment Adviser as the Fund’s “valuation designee” under Rule 2a-5 under the 1940 Act. The Board provides oversight of the Investment Adviser’s fair value determinations of the Fund’s portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded and those whose market prices are not readily available.

Our business, results of operations and financial condition depend on our ability to manage future growth effectively.

Our ability to achieve our investment objective and to grow depends on the Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of the Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing on acceptable terms. The Investment Adviser has substantial responsibilities under the Investment Management Agreement and may also be called upon to provide managerial assistance to our eligible portfolio companies. These demands on the time of the Investment Adviser and its investment professionals may distract them or slow our rate of investment. In order to grow, we and the Investment Adviser may need to retain, train, supervise and manage new investment professionals. However, these investment professionals may not be able to contribute effectively to the work of the Investment Adviser. If we are unable to manage our future growth effectively, our business, results of operations and financial condition could be materially adversely affected.

We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us.

We may elect to utilize one or more subscription lines (each, a “Subscription Line”), each of which would be expected to be secured by our Aggregate Committed Capital, including to fund portfolio investments pending receipt of amounts drawn from shareholders with respect to unfunded Capital Commitments. We may also guarantee loans made to or in respect of the Fund or its investments or enter into repurchase agreements in respect of investments (together with any Subscription Lines, “Leverage Arrangements”).

In accordance with the 1940 Act as presently in effect, BDCs generally are prohibited from incurring additional leverage to the extent it would cause them to have less than a 150% asset coverage ratio, reflecting approximately a 2:1 debt to equity ratio, taking into account the then current fair value of their investments.

Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. In addition, holders of our Shares will, indirectly, bear the burden of any increase in our expenses as a result of leverage.

The Small Business Credit Availability Act (“SBCAA”), among other things, modified the applicable provisions of the 1940 Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150% subject to certain conditions. Increased leverage could increase the risks associated with investing in us. For example, if the value of the Fund’s assets decreases, although the asset base and expected revenues would be larger because increased leverage would permit the Fund to acquire additional assets, leverage will cause the Fund’s NAV to decline more sharply than it otherwise would have without leverage or with lower leverage. Similarly, any decrease in the Fund’s revenue would cause its net income to decline more sharply, on a relative basis, than it would have if the Fund had not borrowed or had borrowed less (although, as noted above, the Fund’s asset base and expected revenues would likely be larger). However, since the Fund does not expect to use leverage to a significant degree, there are no material additional risks associated with increased leverage other than the amount of the leverage.

If we are unable to comply with the covenants or restrictions in our borrowings, our business could be materially adversely affected.

Leverage Arrangements into which we may enter may include covenants that, subject to exceptions, restrict our ability to pay distributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. Such arrangements may also include a change of control provision that accelerates the indebtedness under the facility in the event of certain change of control events. Complying with these restrictions may prevent us from taking actions that we believe would help us grow our business or are otherwise consistent with our investment objective. These restrictions could also limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. In addition, the restrictions contained in a credit facility could limit our ability to make distributions to our shareholders in certain circumstances, which could result in us failing to qualify as a RIC and thus becoming subject to corporate-level U.S. federal income tax (and any applicable state and local taxes).

Although we intend to implement a share repurchase program, we have discretion to not repurchase shares, and our Board has the ability to amend or suspend the program.

Although we intend to implement a share repurchase program, our Board may amend or suspend the share repurchase program at any time in its discretion (including to offer to purchase fewer shares). Shareholders may not be able to sell their shares on a timely basis in the event our Board amends or suspends the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our organizational documents or otherwise to effect a liquidity event at any time. We will notify shareholders of such developments in our quarterly reports or other filings. If less than the full amount of shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of shares being repurchased without regard to class. The share repurchase program has many limitations and should not be considered a guaranteed method to sell shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.

In the event a shareholder chooses to participate in our share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the shares being repurchased will be on the repurchase date. Although a shareholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a shareholder seeks to sell shares to us as part of our periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

We may need to raise additional capital to grow.

We may need additional capital to fund new investments and grow. Although we currently do not intend to undertake a liquidity event, including an initial public offering of our securities on a national securities exchange, we may access the capital markets periodically to issue equity securities. In addition, we may also issue debt securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs and limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our RIC status. As a result, these earnings will not be available to fund new investments. If we are unable to access the capital markets or if we are unable to borrow from financial institutions, we may be unable to grow our business and execute our business strategy fully, and our earnings, if any, could decrease, which could have an adverse effect on the value of our securities.

We are exposed to risks associated with changes in interest rates.

Interest rate risk refers to the risk of market changes in interest rates. Interest rate changes affect the value of debt. In general, rising interest rates will negatively impact the price of fixed rate debt, and falling interest rates will have a positive effect on price. Adjustable rate debt also reacts to interest rate changes in a similar manner, although generally to a lesser degree. Interest rate sensitivity is generally larger and less predictable in debt with uncertain payment or prepayment schedules. Further, rising interest rates make it more difficult for borrowers to repay debt, which could increase the risk of payment defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

To the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, a significant change in market interest rates may have a material adverse effect on our net investment income in the event we use debt to finance our investments. Due to rising interest rates, our cost of funds have increased, which have reduced our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

Global economic, political and market conditions, including downgrades of the U.S. credit rating, Russia’s invasion of Ukraine and Israel-Hamas war, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the effect of the United Kingdom leaving the European Union, and instability in the Chinese capital markets.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of our portfolio companies.

In addition, Russia’s invasion of Ukraine in February 2022 and corresponding events have had, and could continue to have, severe adverse effects on regional and global economic markets. Following Russia’s actions, various governments, including the United States, have issued broad-ranging economic sanctions against Russia, including, among other actions, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. The duration of hostilities and the vast array of sanctions and related events (including cyberattacks and espionage) cannot be predicted.

Additionally, the Israel-Hamas war, and resulting market volatility could also adversely affect the Fund's business, operating results and financial condition. The extent and duration or escalation of the war and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from the Israel-Hamas war and any future conflict resulting from actual or threatened responses to such actions could cause disruptions to portfolio companies located in the Middle East or that have substantial business relationships with companies in the affected region.

These events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations. Sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations.

Additionally, the Federal Reserve’s actions with respect to raising short term interest rates and future interest rate increases, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.

We, our wholly-owned direct subsidiaries, the Investment Adviser, and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

Our cash and the cash of our wholly-owned direct subsidiaries and our Investment Adviser is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our wholly-owned direct subsidiaries, our Investment Adviser and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our wholly-owned direct subsidiaries, our Investment Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our wholly-owned direct subsidiaries’, our Investment Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we, our wholly-owned direct subsidiaries and our Investment Adviser assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our wholly-owned direct subsidiaries, our Investment Adviser or our portfolio companies, the financial institutions with which we, our wholly-owned direct subsidiaries, our Investment Adviser or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our wholly-owned direct subsidiaries, our Investment Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our wholly-owned direct subsidiaries, our Investment Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.

RISKS RELATING TO OUR OPERATIONS

Because we intend to distribute substantially all of our income to our shareholders to maintain our status as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow may be impaired.

In order for us to qualify for the tax benefits available to RICs and to avoid payment of excise taxes, we intend to distribute to our shareholders substantially all of our annual taxable income. As a result of these requirements, we may need to raise capital from other sources to grow our business.

Our ability to enter into transactions with our affiliates is restricted.

As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our Independent Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5.0% or more of our outstanding voting securities is an affiliate of ours for purposes of the 1940 Act. We are generally prohibited from buying or selling any securities (other than our securities) from or to an affiliate. The 1940 Act also prohibits certain “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of Independent Trustees and, in some cases, the SEC. If a person acquires more than 25.0% of our voting securities, we are prohibited from buying or selling any security (other than our securities) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or Trustees or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by any affiliate of the Investment Adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

The Investment Adviser has significant potential conflicts of interest with us and, consequently, your interests as shareholders which could adversely impact our investment returns.

Our executive officers and Trustees, as well as the current or future investment professionals of the Investment Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in your interests as shareholders. We are focused primarily on investing in the investments that we target, in the future, the investment professionals of the Investment Adviser and/or its affiliates that provide services pursuant to the Investment Management Agreement may manage other funds which may from time to time have overlapping investment objectives with our own and, accordingly, may invest in, whether principally or secondarily, asset classes similar to those targeted by us. If this occurs, the Investment Adviser may face conflicts of interest in allocating investment opportunities to us and such other funds. Although the investment professionals endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by the Investment Adviser or persons affiliated with the Investment Adviser or that certain of these investment funds may be favored over us. When these investment professionals identify an investment, they may be forced to choose which investment fund should make the investment.

While we may co-invest with investment entities managed by the Investment Adviser or its affiliates to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. On August 2, 2021, the SEC granted Commonwealth Credit Partners BDC I, Inc. an exemptive relief order (the "Order"), which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and does not involve overreaching in respect of us or our shareholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our shareholders and is consistent with our then-current investment objectives and strategies.

If the Investment Adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance or an exemptive order from the SEC and our allocation procedures. In addition, we pay management fees to the Investment Adviser and reimburse the Investment Adviser for certain expenses it incurs. As a result, investors in our Shares invest in us on a “gross” basis and receive distributions on a “net” basis after our expenses. Any potential conflict of interest arising as a result of the arrangements with the Investment Adviser could have a material adverse effect on our business, results of operations and financial condition.

The Investment Adviser’s liability is limited under the Investment Management Agreement, and we have agreed to indemnify the Investment Adviser against certain liabilities, which may lead the Investment Adviser to act in a riskier manner than it would when acting for its own account.

Under the Investment Management Agreement, the Investment Adviser does not assume any responsibility other than to render the services called for under that agreement, and it is not responsible for any action of our Board in following or declining to follow the Investment Adviser’s advice or recommendations. Under the terms of the Investment Management Agreement, the Indemnified Parties are not liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by the Fund in connection with the matters to which the Investment Management Agreement relates, provided that the Investment Adviser shall not be protected against any liability to the Fund or its shareholders to which the Investment Adviser would otherwise be subject by reason of disabling conduct. Under the Investment Management Agreement, absent disabling conduct, the Fund will indemnify the Indemnified Parties against, and hold them harmless from, any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Investment Adviser’s services under the Investment Management Agreement or otherwise as Investment Adviser for the

Fund. The Indemnified Parties will not be liable under the Investment Management Agreement or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by the Investment Adviser in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where the Investment Adviser had reasonable cause to believe its conduct was unlawful. These protections may lead the Investment Adviser to act in a riskier manner than it would when acting for its own account.

The Investment Adviser can resign upon 60 days’ notice, and a suitable replacement may not be found within that time, resulting in disruptions in our operations that could adversely affect our business, results of operations and financial condition.

Under the Investment Management Agreement, the Investment Adviser has the right to resign at any time upon 60 days’ written notice, whether a replacement has been found or not. If the Investment Adviser resigns, we may not be able to find a new Investment Adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not able to be found on a timely basis, our business, results of operations and financial condition and our ability to pay distributions are likely to be materially adversely affected. In addition, if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Investment Adviser and its affiliates, the coordination of its internal management and investment activities is likely to suffer. Even if we are able to retain comparable management, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

If we fail to maintain our status as a BDC, our business and operating flexibility could be significantly reduced, and we may be subject to numerous restrictions on our activities, including restrictions on leverage and on the nature of our investments.

We qualify as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70.0% of their total assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our shareholders, we may elect to withdraw their respective election as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.

If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in certain assets or could be required to dispose of certain assets, which could have a material adverse effect on our business, financial condition and results of operations.

As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70.0% of our total assets are qualifying assets. We may acquire in the future other investments that are not “qualifying assets” to the extent permitted by the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we would be prohibited from investing in additional assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.

Our ability to invest in public companies may be limited in certain circumstances.

To maintain our status as a BDC, we are not permitted to acquire any assets other than in “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment.

Regulations governing the operations of BDCs may affect our ability to raise additional equity capital as well as our ability to issue senior securities or borrow for investment purposes, any or all of which could have a negative effect on our investment objectives and strategies.

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of senior securities, including borrowing under a credit facility or other indebtedness. In addition, we may also issue additional equity capital, which would in turn increase the equity capital available to us. However, we may not be able to raise additional capital in the future on favorable terms or at all.

We may issue debt securities and preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as “senior securities”, up to the maximum amount permitted by the 1940 Act. We do not currently intend to issue preferred stock, however. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. If our asset coverage ratio is not at least 150%, we would be unable to issue senior securities, and if we had senior securities outstanding (other than any indebtedness issued in consideration of a privately arranged loan, such as any indebtedness outstanding under a credit facility), we would be unable to make distributions to our shareholders. At its organizational meeting on October 20, 2023, the Board approved a proposal that permits us to reduce our asset coverage ratio to 150%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.

In addition, we may in the future seek to securitize other portfolio securities to generate cash for funding new investments. To securitize loans, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. If we are unable to successfully securitize our loan portfolio our ability to grow our business or fully execute our business strategy could be impaired and our earnings, if any, could decrease. The securitization market is subject to changing market conditions, and we may not be able to access this market when it would be otherwise deemed appropriate. Moreover, the successful securitization of our portfolio might expose us to losses as the residual investments in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The 1940 Act also may impose restrictions on the structure of any securitization.

We may also obtain capital through the issuance of additional equity capital. As a BDC, we generally are not able to issue or sell our Shares at a price below NAV per share. If our Shares trades at a discount to our NAV per share, this restriction could adversely affect our ability to raise equity capital. We may, however, sell our Shares, or warrants, options or rights to acquire our Shares, at a price below our NAV per share if the Board and Independent Trustees determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any underwriting commission or discount). If we raise additional funds by issuing more shares of our Shares, or if we issue senior securities convertible into, or exchangeable for, our Shares, the percentage ownership of our shareholders may decline and you may experience dilution.

Our business model in the future may depend to an extent upon our referral relationships with private equity sponsors, and the inability of the investment professionals of the Investment Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business strategy.

If the investment professionals of the Investment Adviser fail to maintain existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the investment professionals of the Investment Adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that any relationships they currently or may in the future have will generate investment opportunities for us.

Our Board may change our investment objective, operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to your interests as shareholders.

Our Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without shareholder approval. As a result, our Board may be able to change our investment policies and objectives without any input from our shareholders. However, absent shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. Under Delaware law, we also cannot be dissolved without prior shareholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business and operating results. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our shareholders.

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to maintain tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.

Although we intend to qualify annually as a RIC under Subchapter M of the Code, no assurance can be given that we will be able to obtain or maintain our RIC tax treatment. To maintain RIC tax treatment and be relieved of U.S. federal income taxes on income and gains distributed to our shareholders, we must meet the annual distribution, source-of-income and asset diversification requirements described below.

•
The annual distribution requirement will be satisfied if we distribute dividends to our shareholders during the taxable year equal to at least 90.0% of our investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) plus 90.0% of our net interest income excludable under Section 103(a) of the Code, if any. Because we use debt financing, we would be subject to an asset coverage ratio requirement under the 1940 Act, and we may be subject to certain financial covenants contained in debt financing agreements (as applicable). This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to our shareholders, which distributions are necessary for us to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources and thus are unable to make sufficient distributions to our shareholders, we could fail to qualify for tax treatment as a RIC and thus become subject to U.S. corporate-level federal income tax (and any applicable state and local taxes).
•
The source-of-income requirement will be satisfied if at least 90.0% of our allocable share of gross income for each taxable year is derived from dividends, interest payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships” or other income derived with respect to our business of investing in such stock or securities.
•
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50.0% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other such securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and no more than 25.0% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by it and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships”. Failure to meet these requirements may result in us having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments are intended to be in private companies, and therefore may be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to maintain our tax treatment as a RIC for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate-level U.S. federal income tax (and any applicable state and local taxes). In this event, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions, which would have a material adverse effect on our financial performance.

We may not be able to pay you distributions on our Shares, our distributions to you may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.

We intend to pay quarterly distributions to our shareholders out of assets legally available for distribution. Such quarterly distributions will generally consist of cash or cash equivalents, except that we may make distributions of assets in kind with the prior consent of each receiving shareholder. We cannot assure you that we will continue to achieve investment results or maintain a tax status that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, our ability to pay distributions to our shareholders could be limited. All distributions are paid at the discretion of the Board and depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. The distributions that we pay to our shareholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. In general, a return of capital distribution occurs when a fund returns a portion of an investor’s original investment, and it often occurs when a fund makes a distribution larger than it generates in income.

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we include in our taxable income our allocable share of certain amounts that we have not yet received in cash, such as original issue discount (“OID”) or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan (among other circumstances) or contracted PIK interest and dividends, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Our allocable share of such OID and PIK interest is included in our taxable income before we receive any corresponding cash payments. We may also be required to include in our taxable income our allocable share of certain other amounts that we will not receive in cash.

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our shareholders that will be sufficient to enable us to meet the annual distribution requirement necessary for us to qualify for tax treatment as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous. We may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our shareholders that will be sufficient to enable us to meet the annual distribution requirement. If we are unable to obtain cash from other sources to enable us to meet the annual distribution requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes).

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. shareholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

Unless and until we are treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of either (i) our shares being held by at least 500 persons at all times during a taxable year, (ii) our shares being continuously offered pursuant to a public offering (within the meaning of section 4 of the Securities Act) or (iii) our shares being treated as regularly traded on an established securities market, for purposes of computing the taxable income of U.S. shareholders that are individuals, trusts or estates, (1) our earnings will be computed without taking into account such U.S. shareholders’ allocable shares of the management and incentive fees paid to the Investment Adviser and certain of our other expenses, (2) each such U.S. shareholder will be treated as having received or accrued a distribution from us in the amount of such U.S. shareholder’s allocable share of these fees and expenses for such taxable year, (3) each such U.S. shareholder will be treated as having paid or incurred such U.S. shareholder’s allocable share of these fees and expenses for the calendar year and (4) each such U.S. shareholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by such U.S. shareholder. For taxable years beginning before January 1, 2026, miscellaneous itemized deductions generally are not deductible by a U.S. shareholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. shareholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. Our portfolio companies are subject to U.S. federal, state and local laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, any of which could materially adversely affect our business, including with respect to the types of investments we are permitted to make, and your interests as shareholders potentially with retroactive effect. In addition, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to make available to ourselves new or different opportunities. These changes could result in material changes to our strategies which may result in our investment focus shifting from the areas of expertise of the Investment Adviser to other types of investments in which the Investment Adviser may have less expertise or little or no experience. Any such changes, if they occur, could have a material adverse effect on our business, results of operations and financial condition and, consequently, the value of your investment in us.

Over the last several years, there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether these regulations will be implemented or what form they will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

We cannot predict how tax reform legislation will affect us, our investments, or our shareholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our shareholders of such qualification, or could have other adverse consequences. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense and hinder execution of investment strategy.

Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or shareholder activism, we may in the future become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert the attention of our management and Board and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation or activist shareholder matters.

Internal and external cyber threats, disease pandemics, as well as other disasters, could impair our ability to conduct business effectively.

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, disease pandemics, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We depend heavily upon computer systems to perform necessary business functions. We depend on the effectiveness of the information and cybersecurity policies, procedures and capabilities maintained by our affiliates and our and their respective third-party services providers to protect their computer and telecommunications systems and the data that reside on or are transmitted through them. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Cyber-attacks that do not have a security impact may nonetheless cause harm, such as causing denial-of-service attacks (i.e., efforts to make network services unavailable to intended users) on websites, servers or other online systems. Cyber-attacks could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to shareholders (and their beneficial owners) and material nonpublic information. The systems we have implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our and our Investment Adviser’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders, material nonpublic information and other sensitive information in our possession.

A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us, our affiliates, or our or their respective third-party service providers will be effective.

RISKS RELATING TO OUR INVESTMENTS

Investment risks generally.

An investment in the Fund involves a high degree of risk, including the risk that the entire amount invested may be lost. Any losses of the Fund will be borne solely by the shareholders. The Fund will invest in portfolio companies using strategies and investment techniques with significant risk characteristics, including risks arising from the volatility of global financial markets, the risks of leverage, the potential illiquidity of portfolio investments and portfolio company default risks. No guarantee or representation is made that the Fund’s investment program will be successful, that the Fund will achieve its targeted returns, or that there will be any return of capital invested to shareholders.

Senior Secured Loans and Senior Secured Bonds.

There is a risk that any collateral pledged by portfolio companies in which we take a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Such risks have become more pronounced due to rising interest rates and market volatility. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien debt is paid. Similarly, investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should we be forced to enforce our remedies.

Unitranche Debt.

The Fund may also invest in unitranche debt, which is an instrument that combines senior secured debt and subordinated debt into a single debt instrument. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In addition, because unitranche loans are a newer form of debt instrument and they have not been fully evaluated through a credit cycle, they may subject the Fund to risks that cannot be fully identified at this time. Further, the complex terms of unitranche debt have not yet been widely tested in bankruptcy and workout situations. As a result, default and loss expectations are more difficult to estimate with respect to unitranche debt as compared to other forms of debt instruments such as senior loans and subordinated debt instruments. In particular, in a bankruptcy proceeding involving a unitranche loan, there is a risk that the entire unitranche loan will be viewed as a single secured claim. If the collateral is insufficient to secure the entire unitranche loan, it may be deemed as an unsecured claim in its entirety. The untested nature of unitranche loan arrangements also exposes the Fund to a heightened risk of litigation among the lender group in the event of bankruptcy.

Unfunded Loans.

The Fund’s investments may be comprised of loan commitments that are unfunded at the time of investment. A loan commitment is a written agreement in which the lender commits itself to make a loan or loans up to a specified amount within a specified time period. The loan commitment sets out the terms and conditions of the lender’s obligation to make the loans. The portion of the amount committed by a lender under a loan commitment that the borrower has not drawn down is referred to as “unfunded.” A lender typically is obligated to advance the unfunded amount of a loan commitment at the borrower’s request, subject to certain conditions regarding the creditworthiness of the borrower. Borrowers with deteriorating creditworthiness may continue to satisfy their contractual conditions and therefore be eligible to borrow at times when the lender might prefer not to lend. In addition, a lender may have assumptions as to when a company in which the Fund invests may draw on an unfunded loan commitment when the lender enters into the commitment. If the borrower does not draw as expected, the commitment may not prove as attractive an investment as originally anticipated. Further, any failure to advance requested funds to a company in which the Fund invests could result in possible assertions of offsets against amounts previously lent.

Loan Syndication Risk.

The Fund may originate loans with the intention of selling a portion of the Fund’s interests in such loans to co-investors and/or third parties. In the event that the Fund does not or is unable to syndicate a loan or loans, the Fund may be forced to retain larger amounts of such loan or loans than originally intended. In such event, the Fund’s investment portfolio could become significantly concentrated in a particular loan or loans. In addition, the Investment Adviser may receive fees as a result of the loan syndication. Unlike other fees described herein, which might be shared with the Fund through reductions or offsets against the Management Fees, syndication fees are retained by the Investment Adviser.

Subordinated Debt.

Our subordinated debt investments will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income. Because we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Equity Investments.

We may make select equity investments. In addition, in connection with our debt investments, we on occasion may receive equity interests such as warrants or options as additional consideration. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Preferred Securities.

Investments in preferred securities involve certain risks. Certain preferred securities contain provisions that allow an issuer under certain conditions to skip or defer distributions. If the Fund owns a preferred security that is deferring its distribution, the Fund may be required to include the amount of the deferred distribution in its taxable income for tax purposes although it does not currently receive such amount in cash. In order to receive the special treatment accorded to RICs and their shareholders under the Code and to avoid U.S. federal income and/or excise taxes at the Fund level, the Fund may be required to distribute this income to shareholders in the tax year in which the income is recognized (without a corresponding receipt of cash). Therefore, the Fund may be required to pay out as an income distribution in any such tax year an amount greater than the total amount of cash income the Fund actually received, and to sell portfolio securities, including at potentially disadvantageous times or prices, to obtain cash needed for these income distributions. Preferred securities often are subject to legal provisions that allow for redemption in the event of certain tax or legal changes or at the issuer’s call. In the event of redemption, the Fund may not be able to reinvest the proceeds at comparable rates of return. Preferred securities are subordinated to bonds and other debt securities in an issuer’s capital structure in terms of priority for corporate income and liquidation payments, and therefore will be subject to greater credit risk than those debt securities. Preferred securities may trade less frequently and in a more limited volume and may be subject to more abrupt or erratic price movements than many other securities, such as common stocks, corporate debt securities and U.S. government securities.

Non-U.S. Securities.

We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidence of ownership of such securities usually is held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions, which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to shareholders located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

Loans Risk.

The loans that the Fund may invest in include loans that are first lien, second lien, third lien or that are unsecured. In addition, the loans the Fund will invest in will usually be rated below investment grade or may also be unrated. Loans are subject to a number of risks described elsewhere in herein, including credit risk, liquidity risk, below investment grade instruments risk and management risk.

Although certain loans in which the Fund may invest will be secured by collateral, there can be no assurance that such collateral could be readily liquidated or that the liquidation of such collateral would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal. In the event of the bankruptcy or insolvency of a borrower, the Fund could experience delays or limitations with respect to its ability to realize the benefits of the collateral securing a loan. In the event of a decline in the value of the already pledged collateral, if the terms of a loan do not require the borrower to pledge additional collateral, the Fund will be exposed to the risk that the value of the collateral will not at all times equal or exceed the amount of the borrower’s obligations under the loans. To the extent that a loan is collateralized by stock in the borrower or its subsidiaries, such stock may lose some or all of its value in the event of the bankruptcy or insolvency of the borrower. Those loans that are under-collateralized involve a greater risk of loss.

Further, there is a risk that any collateral pledged by portfolio companies in which the Fund has taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent the Fund’s debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, the Fund’s security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien debt is paid. Consequently, the fact that debt is secured does not guarantee that the Fund will receive principal and interest payments according to the debt’s terms, or at all, or that the Fund will be able to collect on the debt should it be forced to enforce remedies.

Loans are not registered with the SEC, or any state securities commission, and are not listed on any national securities exchange. There is less readily available or reliable information about most loans than is the case for many other types of securities, including securities issued in transactions registered under the Securities Act or registered under the Exchange Act. No active trading market may exist for some loans, and some loans may be subject to restrictions on resale. A secondary market may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods, which may impair the ability to realize full value and thus cause a material decline in the Fund’s NAV. In addition, the Fund may not be able to readily dispose of its loans at prices that approximate those at which the Fund could sell such loans if they were more widely-traded and, as a result of such illiquidity, the Fund may have to sell other investments or engage in borrowing transactions if necessary to raise cash to meet its obligations. During periods of limited supply and liquidity of loans, the Fund’s yield may be lower.

Some loans are subject to the risk that a court, pursuant to fraudulent conveyance or other similar laws, could subordinate the loans to presently existing or future indebtedness of the borrower or take other action detrimental to lenders, including the Fund. Such court action could under certain circumstances include invalidation of loans.

If legislation of state or federal regulations impose additional requirements or restrictions on the ability of financial institutions to make loans, the availability of loans for investment by the Fund may be adversely affected. In addition, such requirements or restrictions could reduce or eliminate sources of financing for certain borrowers. This would increase the risk of default.

If legislation or federal or state regulations require financial institutions to increase their capital requirements this may cause financial institutions to dispose of loans that are considered highly levered transactions. Such sales could result in prices that, in the opinion of the Investment Adviser, do not represent fair value. If the Fund attempts to sell a loan at a time when a financial institution is engaging in such a sale, the price the Fund could get for the loan may be adversely affected.

The Fund may acquire loans through assignments or participations. The Fund will typically acquire loans through assignment. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, the purchaser’s rights can be more restricted than those of the assigning institution, and the Fund may not be able to unilaterally enforce all rights and remedies under the loan and with regard to any associated collateral.

A participation typically results in a contractual relationship only with the institution selling the participation interest, not with the borrower. Sellers of participations typically include banks, broker-dealers, other financial institutions and lending institutions. Certain participation agreements also include the option to convert the participation to a full assignment under agreed upon circumstances.

In purchasing participations, the Fund generally will have no right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and the Fund may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, the Fund will be exposed to the credit risk of both the borrower and the institution selling the participation. Further, in purchasing participations in lending syndicates, the Fund will not be able to conduct the due diligence on the borrower or the quality of the loan with respect to which it is buying a participation that the Fund would otherwise conduct if it were investing directly in the loan, which may result in the Fund being exposed to greater credit or fraud risk with respect to the borrower or the loan than the Fund expected when initially purchasing the participation.

The Fund also may originate loans or acquire loans by participating in the initial issuance of the loan as part of a syndicate of banks and financial institutions, or receive its interest in a loan directly from the borrower.

Junior, Unsecured Securities.

Our strategy may entail acquiring securities that are junior or unsecured instruments. While this approach can facilitate obtaining control and then adding value through active management, it also means that certain of the Fund’s investments may be unsecured. If a portfolio company becomes financially distressed or insolvent and does not successfully reorganize, we will have no assurance (compared to those distressed securities investors that acquire only fully collateralized positions) that we will recover any of the principal that we have invested. Similarly, investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should it be forced to enforce its remedies.

While such junior or unsecured investments may benefit from the same or similar financial and other covenants as those enjoyed by the indebtedness ranking more senior to such investments and may benefit from cross-default provisions and security over the issuer’s assets, some or all of such terms may not be part of particular investments. Moreover, our ability to influence an issuer’s affairs, especially during periods of financial distress or following insolvency, is likely to be substantially less than that of senior creditors. For example, under typical subordination terms, senior creditors are able to block the acceleration of the junior debt or the exercise by junior debt holders of other rights they may have as creditors. Accordingly, we may not be able to take steps to protect investments in a timely manner or at all, and there can be no assurance that our rate of return objectives or any particular investment will be achieved. In addition, the debt securities in which we will invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and are not expected to be rated by a credit rating agency.

Early repayments of our investments may have a material adverse effect on our investment objectives. In addition, depending on fluctuations of the equity markets and other factors, warrants and other equity investments may become worthless.

There can be no assurance that attempts to provide downside protection through contractual or structural terms with respect to our investments will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk. Furthermore, we have limited flexibility to negotiate terms when purchasing newly issued investments in connection with a syndication of mezzanine or certain other junior or subordinated investments or in the secondary market.

Mezzanine Loans.

Our mezzanine debt securities generally will have ratings or implied or imputed ratings below investment grade. They will be obligations of corporations, partnerships or other entities that are generally unsecured, typically are subordinated to other obligations of the obligor and generally have greater credit and liquidity risk than is typically associated with investment grade corporate obligations. Accordingly, the risks associated with mezzanine debt securities include a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including a sustained period of rising interest rates or an economic downturn) may adversely affect the obligor’s ability to pay principal and interest on its debt. Many obligors on mezzanine debt securities are highly leveraged, and specific developments affecting such obligors, including reduced cash flow from operations or the inability to refinance debt at maturity, may also adversely affect such obligors’ ability to meet debt service obligations. Mezzanine debt securities are often issued in connection with leveraged acquisitions or recapitalizations, in which the issuers incur a substantially higher amount of indebtedness than the level at which they had previously operated. Default rates for mezzanine debt securities have historically been higher than has been the case for investment grade securities.

A portion of the loans in which we may invest may be covenant-lite loans.

We may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack certain financial maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower, as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Should a loan we hold begin to deteriorate in quality, our ability to negotiate with the borrower may be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This may in turn delay our ability to seek to recover its investment.

Bridge Financings.

From time to time, we may lend to portfolio companies on a short-term, unsecured basis or otherwise invest on an interim basis in portfolio companies in anticipation of a future issuance of equity or long-term debt securities or other refinancing or syndication. Such bridge loans would typically be convertible into a more permanent, long-term security; however, for reasons not always in the Fund’s control, such long-term securities issuance or other refinancing or syndication may not occur and such bridge loans and interim investments may remain outstanding. In such event, the interest rate on such loans or the terms of such interim investments may not adequately reflect the risk associated with the position taken by the Fund.

Restructurings.

Investments in companies in workouts or bankruptcies present additional legal risks, including fraudulent conveyance, voidable preference and equitable subordination risks. The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action.

Breach of Covenant.

The Fund will generally seek to obtain structural, covenant and other contractual protections with respect to the terms of its investments as determined appropriate under the circumstances. There can be no assurance that such attempts to provide downside protection with respect to its investments will achieve their desired effect and potential investors should regard an investment in the Fund as being speculative and having a high degree of risk.

Our investments in portfolio companies may be risky, and we could lose all or part of any of our investments.

Investments in middle market businesses are highly speculative and involve a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, such as the U.S. and many other economies have recently experienced. Among other things, these companies:

•
may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of any equity components of our investments;
•
may have shorter operating histories, narrower product lines, smaller market shares and/or more significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence;
•
may be targets of cybersecurity or other technological risks;
•
may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
•
generally have less publicly available information about their businesses, operations and financial condition.

In addition, in the course of providing significant managerial assistance to certain of our eligible portfolio companies, certain of our officers and Trustees may serve as directors on the boards of such companies, to the extent permitted under applicable law. We will be entitled to any fees payable by any of our portfolio companies for the services of our officers or Trustees as directors thereof. To the extent that litigation arises out of our investments in these companies, our officers and Trustees may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and Trustees) and the diversion of management time and resources.

Our investment strategy, which is focused primarily on privately held companies, presents certain challenges, including the lack of available information about these companies.

We invest primarily in privately held companies. There is generally little public information about these companies, and, as a result, we must rely on the ability of the Investment Adviser to obtain adequate information to evaluate the potential returns from, and risks related to, investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. They are, thus, generally more vulnerable to economic downturns and may experience substantial variations in operating results. These factors could adversely affect our investment returns.

Our investments in securities rated below investment grade are speculative in nature and are subject to additional risk factors such as increased possibility of default, illiquidity of the security, and changes in value based on changes in interest rates.

Our investments are almost entirely rated below investment grade or may be unrated, which are often referred to as “leveraged loans”, “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. High yield securities are regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, high yield securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. These securities are especially sensitive to adverse changes in general economic conditions, to changes in the financial condition of their issuers and to price fluctuation in response to changes in interest rates.

During periods of economic downturn or rising interest rates, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default.

Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.

Our portfolio may be concentrated in a limited number of industries. A downturn in any particular industry in which we are invested could significantly impact the portfolio companies operating in that industry, and accordingly, the aggregate returns that we realize from our investment in such portfolio companies.

Specifically, companies in the business services industry are subject to general economic downturns and business cycles, and will often suffer reduced revenues and rate pressures during periods of economic uncertainty. In addition, companies in the software industry often have narrow product lines and small market shares. Because of rapid technological change, the average selling prices of products and some services provided by software companies have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by software companies in which we invest may decrease over time. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Defaults by our portfolio companies may harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold.

We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors.

Failure to Fund Capital Commitments; Consequences of Default.

The Fund’s investments will require capital calls on shareholders over an extended period of time. If shareholders fail to fund their Capital Commitment obligations when due, the Fund’s ability to complete its investment program or otherwise to continue operations may be substantially impaired. A default by a substantial number of shareholders or by one or more shareholders who have made substantial Capital Commitments would limit opportunities for investment diversification and could reduce returns to the Fund. In addition, if the capital contributions made by non-defaulting shareholders and borrowings by the Fund are inadequate to cover the defaulted capital contribution, the Fund may be unable to pay its obligations when due. As a result, the Fund may be subject to significant penalties. In the event that a shareholder defaults, such shareholder may be subject to various remedies, including forfeiture of all or a portion of such shareholder’s interest in the Fund, as provided in the Subscription Agreement.

The lack of liquidity In our investments may adversely affect our business.

We invest, and will continue to invest, in companies whose securities are not publicly traded and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required or otherwise choose to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. Because most of our investments are illiquid, we may be unable to dispose of them in which case we could fail to qualify as a RIC and/or a BDC, or we may be unable to do so at a favorable price, and, as a result, we may suffer losses.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized losses.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. For purposes of the 1940 Act, the Board has designated the Investment Adviser as the Fund’s “valuation designee” under Rule 2a-5 under the 1940 Act. The Board provides oversight of the Investment Adviser’s fair value determinations of the Fund’s portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded and those whose market prices are not readily available. As part of the valuation process, the Investment Adviser may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•
a comparison of the portfolio company’s securities to publicly traded securities;
•
the enterprise value of a portfolio company;
•
the nature and realizable value of any collateral;
•
the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•
the markets in which the portfolio company does business; and
•
changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent sale occurs, we will use the pricing indicated by the external event to corroborate our valuation. We will record decreases in the market values or fair values of our investments as unrealized loss. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized losses in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized loss in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to make follow-on investments in our portfolio companies, the value of our investment portfolio could be adversely affected.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to (i) increase or maintain in whole or in part our equity ownership percentage, (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing or (iii) attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or may otherwise lack sufficient funds to make these investments. We have the discretion to make follow-on investments, subject to the availability of capital resources. If we fail to make follow-on investments, the continued viability of a portfolio company and our investment may, in some circumstances, be jeopardized and we could miss an opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, either because we prefer other opportunities or because we are subject to BDC requirements that would prevent such follow-on investments or such follow-on investments would adversely impact our ability to maintain our RIC status.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We can invest in portfolio companies at all levels of the capital structure. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest.

By their terms, these debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. In addition, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying the senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

The disposition of our investments may result in contingent liabilities.

Most of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we may have structured certain of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.

We may enter into repurchase agreements or reverse repurchase agreements.

Subject to our investment objectives and policies, we may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by us of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that we will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). We do not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, we could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which we seek to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, we generally will seek to liquidate such collateral. However, the exercise of our right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, we could suffer a loss.

Subject to our investment objectives and policies, we invest in repurchase agreements as a seller, also known as a “reverse repurchase agreement.” Our use of reverse repurchase agreements involves many of the same risks involved in our use of leverage, as the proceeds from reverse repurchase agreements generally will be invested in additional portfolio investments. There is a risk that the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that we have sold but remains obligated to repurchase. If the buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experiences insolvency, we may be adversely affected. Also, in entering into reverse repurchase agreements, we would bear the risk of loss to the extent that the proceeds of the reverse repurchase agreement are less than the value of the underlying securities. In addition, due to the interest costs associated with reverse repurchase agreements transactions, our NAV will decline, and, in some cases, we may be worse off than if we had not used such instruments.

We generally do not control our portfolio companies.

We generally do not control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants that limit the business and operations of our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree and the management of such company may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity of the investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event that we disagree with the actions of a portfolio company as readily as we would otherwise like to or at favorable prices which could decrease the value of our investments.

Economic recessions, downturns or government spending cuts could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay its debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

Inflation could adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

The Fund may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. In October 2020, the SEC adopted Rule 18f-4 under the 1940 Act regarding the ability of a BDC to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement (which may include delayed draw and revolving loans) that will not be deemed to be a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit the Fund’s ability to use derivatives and/or enter into certain other financial contracts.

The Fund has adopted updated policies and procedures in compliance with Rule 18f-4. The Fund expects to qualify as a “limited derivatives user.” Future legislation or rules may modify how the Fund treats derivatives and other financial arrangements for purposes of the Fund’s compliance with the leverage limitations of the 1940 Act. Future legislation or rules may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to the Fund under the 1940 Act, which may be materially adverse to the Fund and the Fund’s investors.

Risks associated with leverage.

The Fund may make use of leverage by incurring debt to finance a portion of its investment in a given portfolio company. Leverage generally magnifies both the Fund’s opportunities for gain and its risk of loss with regard to the Fund’s portfolio of investments. The cost and availability of leverage are highly dependent on the state of the broader credit markets (and such credit markets may be impacted by regulatory restrictions and guidelines), which state is difficult to accurately forecast, and at times it may be difficult to obtain or maintain the desired degree of leverage. The use of leverage will also result in interest expense and other costs to the Fund that may not be covered by distributions made to the Fund or appreciation of its investments. In a down market, leverage is likely to accelerate and magnify declines in the value of the Fund’s investments. The use of leverage exposes the Fund to additional risk including (i) greater losses from investments than would otherwise have been the case had the Fund not used leverage to make the investments; (ii) collateral requirements that may force premature liquidations of investment positions; and (iii) losses on investments where the investment fails to earn a return that equals or exceeds the Fund’s cost of leverage related to such investment. In the event of a sudden drop in value of the Fund’s assets, the Fund might not be able to liquidate assets quickly enough to repay its borrowings, further magnifying the losses incurred by the Fund. The Fund may also borrow money or guarantee indebtedness (such as a guarantee of a portfolio company’s debt). In addition, to the extent the Fund incurs leverage, such amounts may be secured by Capital Commitments made by the Fund’s shareholders and such shareholders’ contributions may be required to be made directly to the lenders of the Fund. The terms of any debt incurred by the Fund may require that the lender be repaid on a priority basis prior to any distributions by the Fund. In addition, lenders to the Fund may have a security interest in the assets of the Fund. Any such lender may also hold liens granted by the Fund on its assets. In the event of an unremedied default by the Fund under any such arrangement, a lender may have the right to receive and take possession of, and then to liquidate, its pro rata interest of each asset of the Fund.

We may be subject to additional risks if we invest in foreign securities and/or engage in hedging transactions.

The 1940 Act generally requires that 70.0% of our investments be in issuers each of whom is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. Our investment strategy does not presently contemplate significant investments in securities of non-U.S. companies. However, we may desire to make such investments, to the extent that such transactions and investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in foreign companies could expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Investments denominated in foreign currencies would be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk, or that if we do, such strategies will be effective.

Engaging in hedging transactions would also, indirectly, entail additional risks to our shareholders. Although it is not currently anticipated that we would engage in hedging transactions as a principal investment strategy, if we determined to engage in hedging transactions, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions.

These hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price. If we choose to engage in hedging transactions, there can be no assurances that we will achieve the intended benefits of such transactions and, depending on the degree of exposure such transactions could create, such transactions may expose us to risk of loss.

While we may enter into these types of transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations.

Transactions denominated in foreign currencies subject us to foreign currency risks.

We may hold or acquire assets or make borrowings denominated in other foreign currencies, which exposes us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets or liabilities, as well as our income and cash flows. As a result of foreign currency fluctuations, the value of our liabilities and expenses may increase or the value of our assets and income may decrease due to factors outside of our control, which can have a negative effect on our NAV and cash available for distribution. Any such changes in foreign currency exchange rates may impact the measurement of such assets or liabilities for purposes of maintaining RIC tax treatment or the requirements under the 1940 Act. We may seek to hedge against currency exchange rate fluctuations by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act, but there is no guarantee such efforts will be successful and such hedging strategies create additional costs.

Prepayment Risk.

Loans are generally prepayable in whole or in part at any time at the option of the obligor at par plus accrued and unpaid interest thereon, and occasionally plus a prepayment premium. Prepayments on loans may be caused by a variety of factors which are often difficult to predict. Consequently, there exists a risk that loans purchased at a price greater than par may experience a capital loss as a result of such a prepayment. When credit market conditions become more attractive to obligors, the rate of prepayment of the Fund’s assets would be expected to increase as obligors refinance to take advantage of such improved conditions, which may negatively impact the Fund. Additionally, the Fund may be unable to reinvest any prepaid loan amounts into other similarly situated investment opportunities or at all. To the extent early prepayments increase, they may have a material adverse effect on the Fund’s investment objectives and profits.

Priority of Repayment.

The characterization of an investment as senior debt or senior secured debt does not mean that such debt will necessarily have repayment priority with respect to all other obligations of a borrower. Borrowers may have, and/or may be permitted to incur, other debt and liabilities that rank equally with or senior to the senior loans in which the Fund invests. If other indebtedness is incurred that ranks in parity in right of payment or proceeds of collateral with respect to senior loans in which the Fund invests, the Fund would have to share on an equal basis any distributions with other creditors in the event of a liquidation, reorganization, insolvency, dissolution or bankruptcy of such a borrower. Where the Fund holds a first lien to secure senior indebtedness, the borrowers may be permitted to issue other senior loans with liens that rank junior to the first liens granted to the Fund. The intercreditor rights of the holders of such other junior lien debt may, in any liquidation, reorganization, insolvency, dissolution or bankruptcy of such a borrower, affect the recovery that the Fund would have been able to achieve in the absence of such other debt.

Even where the senior loans held by the Fund are secured by a perfected lien over a substantial portion of the assets of a borrower and its subsidiaries, the borrower and its subsidiaries will often be able to incur a substantial amount of additional indebtedness, which may have an exclusive lien over particular assets. For example, debt and other liabilities incurred by non-guarantor subsidiaries of borrowers will be structurally senior to the debt held by the Fund. Accordingly, any such debt and other liabilities of such subsidiaries would, in the event of liquidation, dissolution, insolvency, reorganization or bankruptcy of such subsidiary, be repaid in full before any distributions to an obligor of the loans held by the Fund. Furthermore, these other assets over which other lenders have a lien may be substantially more liquid or valuable than the assets over which the Fund has a lien. The Fund’s investments in second-lien secured debt would further compound the risks described in this paragraph.

Enforcement Delays.

The terms of the Fund’s investments may provide that the Fund is not able to bring an enforcement action against the relevant borrower until a prescribed period after a default by that borrower has elapsed. The financial strength of the borrower may, however, continue to deteriorate during this standstill period, thereby potentially affecting the Fund’s ability to recover all (or any) of their investment.

Fraud, Misrepresentation or Omission by a Borrower.

The value of an investment made by the Fund may be affected by fraud, misrepresentation or omission on the part of the borrower to which the loan relates, by parties related to the borrower or by other parties to the loan (or related collateral and security arrangements). Such fraud, misrepresentation or omission may adversely affect the value of the collateral underlying the loan in question or may adversely affect the Fund’s ability to enforce their contractual rights under the loan or for the borrower of the loan to repay the loan or interest on it or its other debts.

Assignments.

The Fund may also purchase assignments, which are arrangements whereby a creditor assigns an interest in a loan to the Fund. The purchaser of an assignment typically succeeds to all the rights and obligations of the assignor of the loan and becomes a lender under the loan agreement and other operative agreements relating to the portfolio investment. Assignments are, however, arranged through private negotiations between potential assignees and potential assignors, and the rights and obligations acquired by the purchaser of an assignment may differ from, and be more limited than, those held by the assignor of the loan. In contrast to the rights of the Fund as an owner of a participation, as described below, the Fund, as an assignee, will generally have the right to receive directly from the obligor all payments of principal, interest and any fees to which it is entitled. In some assignments, the obligor may have the right to continue to make payments to the assignor with respect to the assigned portion of the loan. In such a case, the assignor would be obligated to receive such payments as agent for the Fund and to promptly pay over to the Fund such amounts as are received. As a purchaser of an assignment, the Fund typically will have the same voting rights as other lenders under the applicable loan agreement and will have the right to vote to waive enforcement of breaches of covenants. The Fund will also have the same rights as other lenders to enforce compliance by the obligor with the terms of the loan agreement, to set off claims against the obligor and to have recourse to collateral supporting the portfolio investment. As a result, the Fund may not bear the credit risk of the assignor and the insolvency of an assignor of a loan should have little effect on the ability of the Fund to continue to receive payments of principal, interest or fees from the obligor. The Fund will, however, assume the credit risk of the obligor.

Loan Participations.

The Fund may invest in loans acquired through assignment or participations. In purchasing a participation, the Fund may only have a contractual relationship with the selling institution, and not the borrower. The Fund generally will have no right directly to enforce compliance by the borrower with the terms of any such loan agreement, nor any rights of set-off against the borrower, nor will it have the right to object to certain changes to the loan agreement agreed to by the selling institution. The Fund may not directly benefit from the collateral supporting the related secured loan and may not be subject to any rights of set-off the borrower has against the selling institution. In the event of the insolvency of the selling institution, the Fund may be treated as a general creditor of such selling institution, and may not have any exclusive or senior claim with respect to the selling institution’s interest in, or the collateral with respect to, the secured loan. Consequently, the Fund may be subject to the credit risk of the selling institution as well as of the borrower.

Warrants.

The Fund may receive warrants and, in certain circumstances, may be required to exercise such warrants in order to hold the underlying securities. The Fund would seek to negotiate “cashless” exercise for all warrants that it receives, whereby no investment will be required to convert; however, on occasion it may not be possible to negotiate such “cashless” exercise, and the Fund may be required to invest cash to convert warrants and hold underlying securities, which may subsequently lose some or all of their value.

Environmental, Social, and Governance (“ESG”) Risk.

The Fund faces increasing public scrutiny related to ESG activities. The Fund risks damage to its brand and reputation if it fails to act responsibly with respect to environmental stewardship, corporate governance and transparency and considering ESG factors in its investment processes. Adverse incidents with respect to ESG activities could impact the value of the Fund’s brand, the cost of its operations and relationships with shareholders, all of which could adversely affect the business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect the Fund’s business.

RISKS AND POTENTIAL CONFLICTS OF INTEREST RELATED TO THE INITIAL PORTFOLIO TRANSACTION

We may pursue less vigorous enforcement of the terms of the Initial Portfolio Transfer Agreement regarding the Initial Portfolio transaction because of our dependence on the Investment Adviser and its affiliates.

Under the Initial Portfolio Transfer Agreement pursuant to which we effected the acquisition of our Initial Portfolio, we have limited recourse against the Seller in the event of breaches of representations or warranties made by the Seller. We may choose not to enforce, or to enforce less vigorously, our rights under the agreement because of our desire to maintain our ongoing relations with, and our reliance on, the Investment Adviser and its affiliates, and this could have an adverse effect on our business.

RISKS RELATING TO OUR SECURITIES

Investing in our Shares may involve an above average degree of risk.

The investments we may make may result in a higher amount of risk, volatility or loss of principal than alternative investment options. These investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in our Shares may not be suitable for investors with lower risk tolerance.

An investment in our shares will have limited liquidity.

An investment in the Fund should be viewed as illiquid and requires a long-term commitment with no certainty of return. The market value of investments will fluctuate with, among other things, changes in market rates of interest, general economic conditions, economic conditions in particular industries, the condition of financial markets and the financial condition of the obligors of the investments. In addition, the lack of an established, liquid secondary market for some investments may have an adverse effect on the market value of those investments and on our ability to dispose of them. It is uncertain as to when profits, if any, will be realized. Losses on unsuccessful investments may be realized before gains on successful investments are realized.

Our shares constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to a public offering and listing of our shares on a national securities exchange. Although we may in the future, there can be no guarantee that we will conduct a public offering and list our shares on a national securities exchange. An investment in the Fund is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Fund. Except in limited circumstances for legal or regulatory purposes, shareholders are not entitled to redeem their shares. Shareholders must be prepared to bear the economic risk of an investment in our shares for an extended period of time.

You may not receive distributions or our distributions may decline or may not grow over time.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. In particular, our future distributions are dependent upon the investment income we receive on our portfolio investments. To the extent such investment income declines, our ability to pay future distributions may be harmed.

Shares are registered under the Exchange Act and therefore shareholders may be subject to certain filing requirements.

Because our Shares are registered under the Exchange Act, ownership information for any person who beneficially owns more than 5% of our Shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our shareholders who choose to reinvest their dividends may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our shareholders who hold more than 10% of a class of our shares may be subject to Section 16(b) of the Exchange Act, which recaptures for our benefit profits from the purchase and sale of registered stock within a six-month period.

We do not currently intend for our shares to be listed on any national securities exchange.

There is currently no public market for our Shares, and a market for our Shares may never develop. Our Shares are not registered under the Securities Act or any state securities law and is restricted as to transfer by law and the terms of our charter. Our shareholders generally may not sell, assign or transfer its shares without prior written consent of the Investment Adviser, which the Investment Adviser may grant or withhold in its sole discretion.

Except in limited circumstances for legal or regulatory purposes, our shareholders are not entitled to redeem their shares of our Shares. Our shareholders must be prepared to bear the economic risk of an investment in our Shares for an indefinite period of time. While we may in the future undertake to list our securities on a national securities exchange, there can be no assurance that such a listing will be successfully completed. Furthermore, an exchange listing does not ensure that an actual market will develop for a listed security.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Cybersecurity

The Fund has processes in place designed to assess, identify, and manage material risks from cybersecurity threats. The Fund’s business is dependent on the communications and information systems of the Investment Adviser and other third-party service providers. The Investment Adviser manages the Fund’s day-to-day operations and has implemented a cybersecurity program that applies to the Fund and its operations.

Cybersecurity Program Overview

The Investment Adviser has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Fund. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Fund relies. The Investment Adviser, together with external consultants, actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Fund.

The Fund relies on the Investment Adviser’s compliance and risk management program and processes, which include periodic review of the Investment Adviser’s cybersecurity program.

The Fund depends on and engages various third parties, including service providers, to operate its business. The Fund relies on its Chief Compliance Officer (“CCO”) and the expertise of risk management, legal, information technology, and compliance personnel of the Investment Adviser when identifying and overseeing risks from cybersecurity threats associated with its use of such entities.

Board Oversight of Cybersecurity Risks

The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the CCO, which incorporates updates provided by the Investment Adviser regarding the overall state of the Investment Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Investment Adviser’s operations, including those related to the Fund.

Management's Role in Cybersecurity Risk Management

The Fund’s management, including the Fund’s CCO and a Technology Risk and Information Security Committee (the “Committee”) established by the Investment Adviser, manage the Fund’s cybersecurity program. The CCO of the Fund oversees the Fund’s oversight function generally and relies on the Investment Adviser’s Committee to assist with assessing and managing material risks from cybersecurity threats. The Committee is chaired by an outside cybersecurity and information technology expert, and its other members are the Investment Adviser’s CFO, General Counsel, and Director of Information Technology. The CCO has been responsible for this oversight function since the Fund’s inception and has worked in the financial services industry for more than 25 years, during which time the CCO has gained expertise in assessing and managing risk applicable to the Fund.

The Fund’s Senior Management team is regularly informed regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Fund, and/or other comparable SEC regulated investment funds and their managers, including through the receipt of notifications from service providers and reliance on communications with operations, risk management, legal, information technology, and/or compliance personnel of the Investment Adviser.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Fund are assessed on an ongoing basis, and how such risks could materially affect the Fund’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Fund has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Fund believes have materially affected, or are reasonably likely to materially affect, the Fund, including its business strategy, operational results, and financial condition. The CCO monitors best-practices and developments in data privacy and security, including increased scrutiny of third-party service providers with access to sensitive company data. The CCO continues to work with key third-party service providers to monitor and support the control environment and breach notification processes.

ITEM 2. PROPERTIES.

We maintain our principal executive office at 360 S. Rosemary Avenue, Suite 1700, West Palm Beach, FL 33401. We do not own any real estate. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial statements.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Market Information

Our outstanding Shares will be offered and sold in transactions exempt from registration under the Securities Act under section 4(a)(2) and Regulation D. There is currently no public market for the Shares, nor can we give any assurance that one will develop. Under the Declaration of Trust, the Fund has authority to issue an unlimited number of Shares.

None of the Fund’s securities could be sold pursuant to Rule 144 under the Securities Act nor has the Fund agreed to register any such securities under the Securities Act for sale by security holders.

Shareholders

As of March 27, 2024, there were two (2) holders of record of our common shares of beneficial interest.

On March 14, 2024, the Feeder Fund increased it's capital commitment in the Fund by $22.5 million, which increased the Feeder Fund's total capital commitment to $50 million. In connection with the capital commitment, on March 22, 2024, the Fund has called $14 million of capital from the Feeder Fund to be paid on March 28, 2024.

Transfer and Resale Restrictions

Our Shares will not be registered under the Securities Act. The Shares issued in the Private Offering are expected to be exempt from registration requirements pursuant to Section 4(a)(2) of and Regulation D under the Securities Act.

Because our Shares will be acquired by investors in one or more transactions “not involving a public offering,” they will be “restricted securities.” The Shares offered and sold in the Private Offering may not be sold, assigned, transferred or pledged (each, a “Transfer”) (i) without the Fund’s prior written consent and (ii) the Transfer is made in connection with transactions exempt from, or not subject to, the registration requirements of the Securities Act, and otherwise in accordance with applicable securities laws. No Transfer will be effectuated except by registration of the Transfer on the Fund’s books. Each transferee must agree to be bound by these restrictions and all other obligations as an investor in the Fund.

Accordingly, an investor must be willing to bear the economic risk of investment in the Shares until we are liquidated. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Shares and to execute such other instruments or certifications as are reasonably required by us.

Share Repurchase Program

Subject to market conditions, the Investment Adviser’s commercially reasonable judgment and the discretion of the Board, we intend to commence a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. See “Item 1. Business –– Share Repurchase Program” for more information.

Distributions

Subject to the requirements of Section 852(a) of the Code and the terms of any indebtedness or preferred shares, distributions of proceeds will be made to the shareholders pro rata based on the number of Shares held by each shareholder on a quarterly basis.

Reports to Shareholders

We plan to furnish or make available to our shareholders an annual report for each fiscal year ending December 31 containing financial statements audited by our independent registered public accounting firm. Additionally, we intend to comply with the periodic reporting requirements of the Exchange Act.

Recent Sales of Unregistered Securities and Use of Proceeds

The Fund did not make any sales of unregistered securities during the fiscal period ended December 31, 2023 that were not previously disclosed in a current report on Form 8-K.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in management’s discussion and analysis of financial conditions and results of operations relates to AMG Comvest Senior Lending Fund (collectively, “we”, “us”, "our", or the “Fund”).

Forward-Looking Statements

The information contained in this section should be read in conjunction with the financial data and financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Some of the statements in this Annual Report on Form 10-K (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:

•
future changes in laws or regulations and conditions in the Fund’s operating areas;
•
the general economy, including the impact of interest and inflation rates, on the industries in which we invest;
•
our future operating results, our business prospects, the adequacy of our cash resources and working capital, and the impact of inflation and rising interest rates;
•
the ability of our portfolio companies to achieve their objectives;
•
our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of those investments;
•
the ability of the Investment Adviser and its affiliates to retain talented professionals;
•
interest rate volatility; and
•
the risk factors set forth in Part I—Item 1A.—Risk Factors, contained in this Annual Report on Form 10-K.

Forward-looking statements are identified by their use of such terms and phrases such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Part I—Item 1A.—Risk Factors contained in this Annual Report on Form 10-K.

We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

The Fund is an externally managed, diversified, closed-end management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and that intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Fund was formed as Comvest Credit Partners BDC Fund, L.P. on June 28, 2023 as a limited partnership under the laws of the State of Delaware. The Fund changed its name to AMG Comvest Senior Lending Fund on October 23, 2023 and converted to a Delaware statutory trust by operation of law on October 24, 2023. The Fund commenced operations on September 29, 2023 ("Inception Date") and commenced investment operations on October 18, 2023.

The Fund is managed by the Investment Adviser, a Delaware limited liability company and an affiliate of Comvest Partners. The Investment Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The Investment Adviser oversees the management of the Fund’s activities and is responsible for making investment decisions with respect to the Fund’s portfolio.

Our investment objective is to generate current income and capital appreciation. Our primary focus is to provide risk-adjusted returns and current income to investors by investing primarily in middle-market companies with EBITDA generally between $10 million and $100 million within a wide range of industries, although the Fund intends to focus on industries in which the Investment Adviser and its affiliates have investing experience and access to operating resources, including but not limited to healthcare, financial services, business & technology services, industrials, consumer products, and franchisors/retail.

Portfolio and Investment Activity

During the period from September 29, 2023 (Inception Date) through December 31, 2023, we made $18.3 million of investments in new portfolio companies and had $51,000 in aggregate amount of sales and repayments, resulting in net investments of $18.3 million for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at December 31, 2023 was as follows:

	December 31, 2023
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	100%	11.8%
Total	100%	11.8%

Portfolio Asset Quality

Our Investment Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Investment Adviser grades the credit risk of all debt investments on a scale of 1 to 6 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio debt investment relative to the inherent risk at the time the original debt investment was made (i.e., at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors.

Loan Rating	Summary Description
1

Investments that are performing at or above expectations. No issues or foreseen issues on performance, covenants, liquidity, etc. The credit is expected to be repaid at maturity through available cash flow or to be refinanced.

2

Investments that are performing substantially within our expectations, with the risks remaining neutral or favorable. All new loans are initially rated 2. The credit is expected to be repaid at maturity through available cash flow or to be refinanced by a third party.

3	Investments that are performing below our expectations and that require closer monitoring, but where we expect no loss of investment return or principal.

4

Investments that are performing below our expectations and for which risk has increased materially since the original investment. There is a probability of some loss of investment return, but no loss of principal is expected.

5

Investments that are performing substantially below our expectations and whose risks have increased substantially since the original investment. Typically, the borrower will be in default, or the loan will have been modified to address a default.

6	Investments that are performing poorly; it is unlikely that the enterprise or asset values currently exceed the debt and/or material reduction in enterprise value is reasonably foreseen.

The weighted average risk rating of our investments based on fair value was 2.1 as of December 31, 2023. As of December 31, 2023, the Fund had no portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Fund’s non-accrual policy.

	As of December 31, 2023
Internal Performance Rating	Investments at Fair Value (in thousands)	Percentage of Total Investments
1	$—	—%
2	16,428	89.9
3	1,853	10.1
4	—	—
5	—	—
6	—	—
Total	$18,281	100.0%

RESULTS OF OPERATIONS

Our operating results for the fiscal period ended December 31, 2023 was as follows (dollars in thousands):

For the Period September 29, 2023 (Inception Date) through December 31, 2023
Total investment income	$496
Less: Net expenses	57
Net investment income	439
Net realized gains (loss) on investments	-
Net change in unrealized income (losses) on investments	(17)
Net increase (decrease) in net assets resulting from operations	$422

Investment Income

Investment income for the fiscal period ended December 31, 2023 was driven by deployment of capital and interest income from our investments. The composition of our investment income was as follows (dollars in thousands):

For the Period September 29, 2023 (Inception Date) through December 31, 2023
Interest from investments	$484
Fee income	12
Total investment income	$496

Operating Expenses

The composition of our operating expenses for the fiscal period ended December 31, 2023 was as follows (dollars in thousands):

For the Period September 29, 2023 (Inception Date) through December 31, 2023
Administrative expenses	$10
Incentive fees	55
Management fees	48
Professional fees	350
Trustees' fees	28
Organizational and offering expenses	745
Other general expenses	102
Fee waivers	(58)
Incentive fee waiver	(55)
Expense reimbursement	(1,168)
Net expenses	$57

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the fiscal period ended December 31, 2023 were as follows (dollars in thousands):

For the Period September 29, 2023 (Inception Date) through December 31, 2023
Net realized gains (losses)
Non-affiliate investments	$—
Total net realized gains (losses)	—
Net change in unrealized gains (losses) on investments
Non-affiliate investments	(17)
Total net change in unrealized gains (losses) on investments	(17)
Total net realized and unrealized gains (losses)	$(17)

Recent Developments

None.

Liquidity and Capital Resources

We generate cash from (1) drawing down capital in respect of Shares, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

Our primary use of cash is to originate (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee and, to the extent permitted under ERISA, if applicable, and the 1940 Act, any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to our shareholders.

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of December 31, 2023 (dollars in thousands):

As of
December 31, 2023
Cash and cash equivalents	$8,511
Unfunded portfolio company commitments	(2,846)
Total operational liquidity	$5,665

Taxation as a RIC

We intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any income that we distribute as dividends for U.S. federal income tax purposes to our shareholders. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our shareholders, for each tax year, an amount equal to at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss and determined without regard to any deduction for dividends paid. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders. If we fail to qualify as a RIC, we will be subject to U.S. federal income tax at the regular corporate rates on our income and capital gains.

Additionally, in order to avoid the imposition of a U.S. federal excise tax, we are required to distribute, in respect of each calendar year, dividends to our shareholders of an amount at least equal to the sum of 98% of our calendar year net ordinary income (taking into account certain deferrals and elections); 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one year period ending on October 31 of such calendar year; and any net ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years and on which we previously did not incur any U.S. federal income tax. If we fail to qualify as a RIC for any reason and become subject to corporate tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Related Party Transactions and Agreements

Investment Management Agreement

We entered into an Investment Management Agreement, dated as of October 20, 2023, which was approved by our Board for an initial two year term, under which the Investment Adviser, subject to the overall supervision of our Board manages the day-to-day operations of, and provides investment advisory services to us. Affiliates of the Investment Adviser also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours. The Investment Adviser has adopted policies designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities among multiple funds. In addition, any affiliated fund currently formed or formed in the future and managed by the Investment Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Investment Adviser or its affiliates.

Administration Agreement

On October 20, 2023, we entered into an Administration Agreement with the Administrator, under which the Administrator will provide administrative services for us, including arranging office facilities for us and providing office equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator will also perform, or oversee the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our shareholders and reports filed with the SEC and providing the services of our chief financial officer and their respective staffs. In addition, the Administrator will assist us in determining and publishing our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may also provide on our behalf managerial assistance to our portfolio companies.

The Administrator has retained the Sub-Administrator to perform some of its obligations under the Administration Agreement. The Sub-Administrator receives compensation for its sub-administrative services under the Sub-Administration Agreement. In addition, we have entered into the Fund Accounting Servicing Agreement, pursuant to which the Sub-Administrator provides us with accounting services. We will reimburse the Sub-Administrator for all reasonable costs and expenses incurred by the Sub-Administrator in providing these services under the Fund Accounting Servicing Agreement.

Distributions and Dividends

Distributions declared for the period September 29, 2023 (Inception Date) through December 31, 2023 totaled approximately $419,000.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the current fiscal period to date:

Fiscal Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2023
Fourth Quarter	December 28, 2023	December 28, 2023	December 29, 2023	$0.55

We intend to pay quarterly distributions to our shareholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.

Borrowings

We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. We may in the future, though, determine to utilize a greater amount of leverage, including for investment purposes. The Fund had no borrowings as of December 31, 2023 and did not borrow money for the period September 29, 2023 (Inception Date) through December 31, 2023.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of December 31, 2023, we had unfunded commitments on revolving credit lines and delayed draw term loans of $2.8 million. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand and undrawn Capital Commitments from our investors. Please refer to Note 5—Commitments and Contingencies in the notes to our financial statements for further detail of these unfunded commitments.

Significant Accounting Estimates and Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we will evaluate our estimates, including those related to the matters described below. Actual results could differ from those estimates.

While our significant accounting policies are also described in Note 2 of the notes to our financial statements appearing elsewhere in this report, we believe the following accounting policy, Valuation of Portfolio Investments, requires the most significant judgment in the preparation of our financial statements because it involves judgments and assumptions about highly complex and inherently uncertain matters. In addition, the impact of reasonably different estimates and assumptions could have a greater impact on our financial statements.

Valuation of Portfolio Investments

The Investment Adviser applies fair value accounting in accordance with GAAP and valuation policies and procedures adopted by the Board ("Valuation Policy"). Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Fund’s Statement of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Fund’s Statement of Operations as “Net change in unrealized gains (losses) of investments”.

The Investment Adviser values the Fund’s portfolio investments on a quarterly basis, or more frequently if required under the 1940 Act. For purposes of the 1940 Act, the Board has designated the Investment Adviser as the Fund’s “Valuation Designee” under Rule 2a-5 under the 1940 Act. The Board provides oversight of the Investment Adviser’s fair value determinations of the Fund’s portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded and those whose market prices are not readily available.

One or more independent valuation firms (each a “Valuation Agent”) will be engaged to independently value our investments, in consultation with the Investment Adviser. Our quarterly valuation procedures, which are the procedures that will be followed by such Valuation Agent are set forth in more detail below:

1) Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.

2) Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi- step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.

a) Bond quotes are obtained through independent pricing services. Internal reviews are performed by the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, and/or the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and if so, the quote is used. In the event the Investment Adviser, with the assistance of the Valuation Agent, determines that the bonds quotes are not readily available or otherwise not determinable pursuant to the Fund's valuation procedures, or not reliable, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and

b) For investments other than bonds, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, and/or the Investment Adviser, look at the number of quotes readily available and perform the following:

i) Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. If quotes from pricing services differ by +/- five points or if the spread between the bid and ask for a quote is greater than 10 points, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, will use one or more of the methodologies outlined below to determine fair value;

ii) Investments for which one quote is received from a pricing service are validated by the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, and/or the Investment Adviser. The personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, and/or the Investment Adviser, analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. For assets where a supporting analysis is prepared, the Valuation Agent will document the selection and appropriateness of the indices selected for yield comparison and a conclusion documenting how the yield comparison analysis supports the proposed mark. The quarterly portfolio company monitoring reports which detail the qualitative and quantitative performance of the portfolio company will also be included. If the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, and/or the Investment Adviser, are unable to sufficiently validate the quote internally and if the investment’s par value exceeds a certain materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

3) Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi- step valuation process:

a) Each portfolio company or investment is initially valued by the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser;

b) The Valuation Agent undertakes a comprehensive valuation analysis, which includes an enterprise and/or collateral valuation, and subsequently a fundamental credit analysis and valuation with respect to both credit quality and market factors, for each of the portfolio companies or investments and provides a range of values on such investments to the Investment Adviser. The Valuation Agent also provides analyses to support its valuation methodology and calculations;

c) The Investment Adviser then reviews each valuation recommendation to confirm they have been calculated in accordance with the Valuation Policy;

d) The Investment Adviser determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser's valuation team and, where applicable, the Valuation Agent or other external service providers; and

e) The Board provides oversight of the valuation process in accordance with Rule 2a-5, which includes a review of the quarterly reports prepared by the Investment Adviser or the Valuation Agent and the fair valuation determinations made by the Investment Adviser.

For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative fair value until it is called and funded.

The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Fund’s investments may fluctuate from period to period and the fluctuations could be material.

ITEM 7A. QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The U.S. Federal Reserve and other central banks have raised interest rates multiple times in 2022 and 2023. As a result, key base interest rates, such as SOFR, may fluctuate over time. As of December 31, 2023, 100% of investments at fair value represent floating-rate investments with a reference rate floor and none of our debt investments at fair value represent fixed-rate investments.

Because we may borrow money to make investments, our net investment income may be dependent on the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of increasing interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Generally, we believe higher yielding assets such as those in our investment portfolio do not necessarily follow a linear interest rate relationship and are less sensitive in price to interest rate changes than many other debt investments. Consequently, our net interest income (interest income less interest expense) is exposed to risks related to interest rate fluctuations.

Assuming that the audited Schedule of Investments as of December 31, 2023 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 100 basis points	$(185)
Down 200 basis points	(371)
Up 100 basis points	185
Up 200 basis points	371
Up 300 basis points	556

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

We set forth below a list of our audited financial statements included in this Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of AMG Comvest Senior Lending Fund

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of AMG Comvest Senior Lending Fund (the Fund), including the schedule of investments, as of December 31, 2023, the related statements of operations, changes in net assets, and cash flows for the period from September 29, 2023 (Inception Date) through December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund at December 31, 2023, and the results of its operations, changes in its net assets, and its cash flows for the period from September 29, 2023 (Inception Date) through December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023, by correspondence with the custodian, syndication agents, and underlying investee companies; when replies were not received from the custodian, syndication agents, and underlying investee companies, we performed other auditing procedures. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Fund’s auditor since 2023.

Charlotte, North Carolina

March 27, 2024

AMG COMVEST SENIOR LENDING FUND

STATEMENT OF ASSETS AND LIABILITIES

(in thousands, except per share data)

December 31, 2023
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $18,298 as of December 31, 2023)	$18,281
Cash and cash equivalents	8,511
Receivables:
Receivable for paydowns of investments	4
Interest receivable	248
Due from affiliates (Note 4)	682
Prepaid expenses and other assets	384
Total Assets	$28,110
Liabilities:
Payables:
Accrued professional fees	264
Accrued organization costs	235
Accrued expenses	98
Total Liabilities	$597
Commitments and contingencies (Note 5)
Net Assets:
Common Shares, $0.001 par value; unlimited shares authorized; 1,100,409 as of December 31, 2023 issued and outstanding	$1
Additional paid-in capital	27,529
Total distributable earnings	(17)
Total Net Assets	$27,513
Total Liabilities and Net Assets	$28,110
Net Asset Value Per Common Share	$25.00

The accompanying notes are an integral part of these financial statements.

AMG COMVEST SENIOR LENDING FUND

STATEMENT OF OPERATIONS

(in thousands, except per share data)

For the Period September 29, 2023 (Inception Date) through December 31, 2023
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$484
Fee income	12
Total Investment Income	496
Expenses:
Administrative expenses	10
Incentive fees	55
Management fees	48
Professional fees	350
Trustees' fees	28
Organizational and offering expenses	745
Other general expenses	102
Total Expenses	1,338
Less: Fee waivers (Note 4)	(58)
Less: Incentive fee waiver (Note 4)	(55)
Less: Expense reimbursement (Note 4)	(1,168)
Net expenses	57
Net Investment Income (Loss)	439
Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	—
Total net realized gains (losses)	—
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(17)
Total net change in unrealized gains (losses)	(17)
Total realized and unrealized gains (losses)	(17)
Net Increase (Decrease) in Net Assets Resulting from Operations	$422
Per Common Share Data:
Basic and diluted net investment income/(loss) per common share	$0.57
Basic and diluted net increase/(decrease) in net assets resulting from operations per common share	$0.55
Weighted Average Common Shares Outstanding—Basic and Diluted	774,000

The accompanying notes are an integral part of these financial statements.

AMG COMVEST SENIOR LENDING FUND

STATEMENT OF CHANGES IN NET ASSETS

(in thousands)

For the Period September 29, 2023 (Inception Date) through December 31, 2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$439
Net change in unrealized loss on investments	(17)
Net Increase (Decrease) in Net Assets Resulting from Operations	422

Decrease in Net Assets Resulting from Shareholder Distributions
Distributions from net investment income	(403)
Distributions from return of capital	(16)
Net Decrease in Net Assets Resulting from Shareholder Distributions	(419)

Proceeds of issuance of common shares	27,510

Total Increase (Decrease) in Net Assets	27,513
Net Assets, Beginning of Period	—
Net Assets, End of Period	$27,513

The accompanying notes are an integral part of these financial statements.

AMG COMVEST SENIOR LENDING FUND

STATEMENT OF CASH FLOWS

(in thousands)

For the Period September 29, 2023 (Inception Date) through December 31, 2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$422
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Change in unrealized loss on non-controlled, non-affiliated investments	17
Net accretion of discount and payment in-kind on investments	(17)
Purchases of portfolio investments	(1,196)
Sales or repayments of portfolio investments	51
Increase in operating assets and liabilities:
Increase in receivable for paydowns of investments	(4)
Increase in interest receivable	(248)
Increase in due from affiliates	(682)
Increase in prepaid expenses and other assets	(384)
Increase in accrued professional fees	264
Increase in accrued organizational cost	235
Increase in accrued other general expenses	98
Net cash provided by (used in) operating activities	(1,444)
Cash Flows provided by (used in) Financing Activities:
Distributions paid in cash	(419)
Proceeds from issuance of common shares	10,374
Net cash provided by (used in) financing activities	9,955
Net increase/(decrease) in cash and cash equivalents	8,511
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$8,511
Supplemental and Non-Cash Information:
In-kind investment contributions (Note 6)	$17,136
Reinvestment of distributions during the period (1)	$—

(1) Less than $1.

The accompanying notes are an integral part of these financial statements.

AMG COMVEST SENIOR LENDING FUND

SCHEDULE OF INVESTMENTS

December 31, 2023

(in thousands, except for shares and units)

Portfolio Company(1)(3)(6)(8)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured(5)
Baker Hill - Revolving Credit Line (4)	Software & Services	SOFR + 7.00% (1.00% floor)	12.35%	7/19/2028	$—	$(3)	$(3)	—%
Baker Hill - Term Loan A	Software & Services	SOFR + 7.00% (1.00% floor)	12.35%	7/19/2028	1,063	1,037	1,037	3.8%
Batteries Plus Holding Corporation - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 6.75% (1.00% floor)	12.21%	6/27/2028	—	(1)	—	—%
Batteries Plus Holding Corporation - Term Loan A (7)	Consumer Services	SOFR + 6.75% (1.00% floor)	12.21%	6/27/2028	481	476	479	1.7%
BKH - Delayed Draw Term Loan (4)(7)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.97%	2/25/2028	—	(1)	—	—%
BKH - Term Loan (7)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.97%	2/25/2028	2,096	2,086	2,093	7.6%
Bradford Health Services - Delayed Draw Loan (7)	Health Care Providers & Services	SOFR + 6.00% (1.00% floor)	11.48%	10/27/2028	734	730	734	2.7%
Bradford Health Services - Term Loan (7)	Health Care Providers & Services	SOFR + 6.00% (1.00% floor)	11.48%	10/27/2028	1,272	1,263	1,272	4.6%
Cardiovascular Logistics - Delayed Draw Term Loan A (7)	Health Care Providers & Services	SOFR + 6.25% (1.00% floor)	11.73%	1/31/2029	495	484	487	1.8%
Cardiovascular Logistics - Delayed Draw Term Loan B (4)(7)	Health Care Providers & Services	SOFR + 6.25% (1.00% floor)	11.73%	1/31/2029	16	7	9	—%
Cardiovascular Logistics - Term Loan (7)	Health Care Providers & Services	SOFR + 6.25% (1.00% floor)	11.73%	1/31/2029	701	686	690	2.5%
CheckedUp - Delayed Draw Term Loan (4)(7)	Technology Hardware & Equipment	SOFR + 5.25% (1.00% floor)	10.71%	10/20/2027	127	125	127	0.5%
CheckedUp - Revolving Credit Line (4)(7)	Technology Hardware & Equipment	SOFR + 5.25% (1.00% floor)	10.71%	10/20/2027	158	157	158	0.6%
CheckedUp - Term Loan (7)	Technology Hardware & Equipment	SOFR + 5.25% (1.00% floor)	10.71%	10/20/2027	884	879	884	3.2%
Firebirds - Delayed Draw Term Loan (4)(7)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.73%	3/22/2028	—	—	—	—%
Firebirds - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.73%	3/22/2028	19	19	19	0.1%
Firebirds - Term Loan (7)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.73%	3/22/2028	623	617	617	2.2%
Hasa - Delayed Draw Loan (4)(7)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.23%	1/10/2029	—	(3)	(2)	—%
Hasa - Revolving Credit Line (4)(7)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.23%	1/10/2029	18	15	16	0.1%
Hasa - Term Loan (7)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.23%	1/10/2029	1,414	1,383	1,397	5.1%
Kemper Sports Management - Delayed Draw Loan (4)(7)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.98%	1/12/2028	444	440	441	1.6%
Kemper Sports Management - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.98%	1/12/2028	—	(1)	(1)	—%
Kemper Sports Management - Term Loan (7)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.98%	1/12/2028	1,832	1,817	1,819	6.6%
National Debt Relief - Delayed Draw Loan (7)	Diversified Financials	SOFR + 6.00% (1.50% floor)	11.47%	2/24/2027	598	592	590	2.1%
National Debt Relief - Revolving Credit Line (4)(7)	Diversified Financials	SOFR + 6.00% (1.50% floor)	11.47%	2/24/2027	—	(1)	(2)	—%
National Debt Relief - Term Loan (7)	Diversified Financials	SOFR + 6.00% (1.50% floor)	11.47%	2/24/2027	718	711	708	2.6%
Ojos Locos 3 - Delayed Draw Loan	Consumer Services	SOFR + 6.00% (1.00% floor)	11.59%	8/31/2026	333	326	330	1.2%
Ojos Locos 3 - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 6.00% (1.00% floor)	11.59%	8/31/2026	—	(2)	(1)	—%
Ojos Locos 3 - Term Loan (4)(7)	Consumer Services	SOFR + 6.00% (1.00% floor)	11.42%	8/31/2026	1,135	1,127	1,131	4.1%
Planet DDS - Delayed Draw Loan (4)(7)	Health Care Technology	SOFR + 7.50% (0.75% floor)	12.91%	7/18/2028	24	23	23	0.1%
Planet DDS - Term Loan (7)	Health Care Technology	SOFR + 7.50% (0.75% floor)	12.91%	7/18/2028	229	223	224	0.8%
Select Rehabilitation - Term Loan (7)	Health Care Providers & Services	SOFR + 8.50% (1.00% floor)	13.85%	10/19/2027	1,938	1,936	1,853	6.7%
Splash Car Wash - Delayed Draw Term Loan A (4)	Consumer Services	SOFR + 6.50% (1.00% floor) + 1.00% PIK	12.83%	6/30/2026	—	(1)	(1)	—%
Splash Car Wash - Term Loan A	Consumer Services	SOFR + 6.50% (1.00% floor) + 1.00% PIK	12.83%	6/30/2026	327	322	321	1.2%
Splash Car Wash - Revolving Credit Line (4)	Consumer Services	SOFR + 6.50% (1.00% floor) + 1.00% PIK	12.83%	6/30/2026	—	—	—	—%
XDimensional Technologies - Delayed Draw Term Loan A (4)(7)	Software & Services	SOFR + 4.00% (2.00% floor) + 4.00% PIK	9.46%	12/24/2025	—	(2)	(2)	—%
XDimensional Technologies - Revolving Credit Line (4)(7)	Software & Services	SOFR + 4.00% (2.00% floor) + 4.00% PIK	9.46%	12/24/2025	—	(1)	(1)	—%
XDimensional Technologies - Term Loan A	Software & Services	SOFR + 4.00% (2.00% floor) + 4.00% PIK	9.46%	12/24/2025	849	833	835	3.0%
Total First Lien Senior Secured					18,528	18,298	18,281	66.5%
Total Debt Investments					18,528	18,298	18,281	66.5%
Total Investments						$18,298	18,281	66.5%
Liabilities in Excess of Other Assets							9,232	33.5%
Net Assets							$27,513	100.0%
(1)
All investments in the Fund are considered Qualifying assets, under Section 55(a) of the Investment Company Act of 1940. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of December 31, 2023, there were no investments held by the Fund that are considered non-qualifying assets.
(2)
Percentages are based on net assets as of December 31, 2023.
(3)
The fair value of investments with respect to securities for which market quotations are not readily available are valued using significant unobservable inputs (See Note 3 - Fair Value of Financial Instruments).
(4)
For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative fair value until it is called and funded. Please refer to Note 5 - Commitments and Contingencies for details of these unfunded commitments.
(5)
The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR") and which reset monthly, quarterly, semiannually, or annually. For each, the Fund has provided the spread over the reference rate and the current interest rate in effect at the reporting date. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

The accompanying notes are an integral part of these financial statements.

(6)
All investments domiciled in the United States unless otherwise noted.
(7)
Positions that have a SOFR reference rate, from time to time have an additional spread adjustment. This spread adjustment ranges from 0% - 0.26% depending on the contractual arrangement. These spread adjustments have been included in the all-in rate shown.

PIK - Payment in-kind

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2023:

	At December 31, 2023
	Investments at Fair	Percentage of
Industry	Value (in thousands)	Fair Value
Consumer Services	$7,247	39.6%
Health Care Providers & Services	5,045	27.6
Software & Services	1,866	10.2
Capital Goods	1,411	7.7
Diversified Financials	1,296	7.1
Technology Hardware & Equipment	1,169	6.4
Health Care Technology	247	1.4
	$18,281	100.0%

The accompanying notes are an integral part of these financial statements.

AMG Comvest Senior Lending Fund

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages, and as otherwise indicated) December 31, 2023

Note 1— Organization and Business Purpose

Organization

AMG Comvest Senior Lending Fund (the “Fund”) is a Delaware statutory trust. The Fund was formed as a limited partnership on June 28, 2023 under the laws of the State of Delaware. The Fund was initially formed with the name Comvest Credit Partners BDC Fund, L.P., which changed to AMG Comvest Senior Lending Fund on October 23, 2024. The Fund is a diversified, closed-end management investment company that, on October 24, 2023, elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Prior to October 25, 2023, the Fund was treated as a partnership for tax purposes.

The Fund is managed by Comvest Credit Managers, LLC (the “Investment Adviser”), a Delaware limited liability company and an affiliate of Comvest Capital Advisors LLC and Comvest Credit Advisors LLC (collectively, “Comvest Partners”) and Affiliated Managers Group (“AMG”). The Investment Adviser is registered as an investment adviser with the Securities and Exchange Commission ("SEC") under the Investment Advisers Act of 1940, as amended.

The Fund commenced operations on September 29, 2023 ("Inception Date") and commenced investment operations on October 18, 2023.

Business Purpose

The Fund’s investment objective is to generate current income and capital appreciation. The Fund's primary focus is to provide risk-adjusted returns and current income to investors by investing primarily in middle-market companies with EBITDA generally between $10 million and $100 million within a wide range of industries. Although the Fund intends to focus on industries in which the Investment Adviser and its affiliates have investing experience and access to operating resources, including but not limited to healthcare, financial services, business & technology services, industrials, consumer products, and franchisors/retail.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The financial statement has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Fund is an investment company and accordingly applies specific accounting and financial reporting requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services – Investments Companies.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these financial statements. Actual results could differ from those estimates.

Valuation of Portfolio Investments

The Investment Adviser applies fair value accounting in accordance with GAAP and valuation policies and procedures ("Valuation Policy") adopted by the Fund's Board of Trustees ("Board"). Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Fund’s Statement of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Fund’s Statement of Operations as “Net change in unrealized gains (losses) of investments”.

The Investment Adviser values the Fund’s portfolio investments on a quarterly basis, or more frequently if required under the 1940 Act. For purposes of the 1940 Act, the Board has designated the Investment Adviser as the Fund’s “Valuation Designee” under Rule 2a-5 under the 1940 Act. The Board provides oversight of the Investment Adviser’s fair value determinations of the Fund’s portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded and those whose market prices are not readily available.

One or more independent valuation firms (each a “Valuation Agent”) will be engaged to independently value our investments, in consultation with the Investment Adviser. Our quarterly valuation procedures, which are the procedures that will be followed by such Valuation Agent are set forth in more detail below:

1) Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.

2) Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi- step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.

a) Bond quotes are obtained through independent pricing services. Internal reviews are performed by the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, and/or the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and if so, the quote is used. In the event the Investment Adviser, with the assistance of the Valuation Agent, determines that the bonds quotes are not readily available or otherwise not determinable pursuant to the Fund's valuation procedures, or not reliable, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and

b) For investments other than bonds, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, and/or the Investment Adviser, look at the number of quotes readily available and perform the following:

i) Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. If quotes from pricing services differ by +/- five points or if the spread between the bid and ask for a quote is greater than 10 points, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, will use one or more of the methodologies outlined below to determine fair value;

ii) Investments for which one quote is received from a pricing service are validated by the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, and/or the Investment Adviser. The personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, and/or the Investment Adviser, analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. For assets where a supporting analysis is prepared, the Valuation Agent will document the selection and appropriateness of the indices selected for yield comparison and a conclusion documenting how the yield comparison analysis supports the proposed mark. The quarterly portfolio company monitoring reports which detail the qualitative and quantitative performance of the portfolio company will also be included. If the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, and/or the Investment Adviser, are unable to sufficiently validate the quote internally and if the investment’s par value exceeds a certain materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

3) Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi- step valuation process:

a) Each portfolio company or investment is initially valued by the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser;

b) The Valuation Agent undertakes a comprehensive valuation analysis, which includes an enterprise and/or collateral valuation, and subsequently a fundamental credit analysis and valuation with respect to both credit quality and market factors, for each of the portfolio companies or investments and provides a range of values on such investments to the Investment Adviser. The Valuation Agent also provides analyses to support its valuation methodology and calculations;

c) The Investment Adviser then reviews each valuation recommendation to confirm they have been calculated in accordance with the Valuation Policy;

d) The Investment Adviser determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser's valuation team and, where applicable, the Valuation Agent or other external service providers; and

e) The Board provides oversight of the valuation process in accordance with Rule 2a-5, which includes a review of the quarterly reports prepared by the Investment Adviser or the Valuation Agent and the fair valuation determinations made by the Investment Adviser.

For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative fair value until it is called and funded.

The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Fund’s investments may fluctuate from period to period and the fluctuations could be material.

Investment Classification

The Fund classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “Affiliated Investments” are defined as those investments in companies in which the Fund owns 5% or more of the voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of December 31, 2023, the Fund did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

Security Transactions

Security transactions are accounted for on a trade date basis.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account. Such cash and cash equivalents, at times, may exceed federally insured limits. Cash and cash equivalents are carried at cost which approximates fair value.

The Fund considers all highly liquid investments that can be converted to cash, or having a maturity date, within three months, when acquired, to be cash equivalents. As of December 31, 2023, the Fund held cash and cash equivalents in the form of money market fund shares held in First American Government Obligations Fund Class X with a fair value of $8.5 million representing 30.9% of the Fund’s net assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), as inputs in the valuation are observable.

Organizational Expenses and Offering Costs

The Fund will bear the organizational expenses and offering costs incurred in connection with its formation of and the offering of its common shares of beneficial interest, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. Additionally, the Fund will bear the organizational expenses and offering costs incurred in connection with the formation of AMG Comvest Senior Lending Feeder Fund, LLC (the "Feeder Fund"). Organizational expenses are expensed as incurred, while offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of investment operations. The Fund incurred organizational expenses of $517 and offering costs of $612 totaling $1,129 during the fiscal period ended December 31, 2023. Organizational expenses and offering costs in the amount of $517 and $228, respectively, were expensed during the period ended December 31, 2023.

Revenue Recognition

Interest Income

Interest income, including amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income.

Fee Income

Fee income, such as structuring fees, loan monitoring, amendment, syndication, commitment, termination, and other loan fees are recognized as income when earned, either upon receipt or amortized into fee income. Upon the re-payment of a loan or debt security, any prepayment penalties and unamortized loan fees are recorded as fee income.

Net Realized Gain or Loss and Net Change in Unrealized Gain or Loss

Gain or loss on the sale of investments is calculated using the specific identification method. Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when a gain or loss is realized.

Income Taxes

The Fund intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under the Code and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify and be subject to tax as a RIC, among other things, the Fund will be required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its partners of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Fund intends to make the requisite distributions to its shareholders, which will generally relieve the Fund from U.S. federal income taxes with respect to all income distributed to its shareholders. The Fund evaluated tax positions taken or expected to be taken in the course of preparing its financial statement to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.

Note 3—Fair Value of Financial Instruments

Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that prioritizes and ranks the inputs to valuation techniques used in measuring investments at fair value. The hierarchy classifies the inputs used in measuring fair value into three levels as follows:

•
Level 1—Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
•
Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
•
Level 3—Unobservable inputs that reflect the Fund’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The determination of where an asset or liability falls in the above hierarchy requires significant judgment and factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Fund evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter.

Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to the financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on the financial statements.

The following table presents fair value measurements of investments, by major class, as of December 31, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$18,281	$18,281
Total	$—	$—	$18,281	$18,281

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the period September 29, 2023 (Inception Date) through December 31, 2023:

	First Lien Senior Secured	Total
Balance as of September 29, 2023	$—	$—
Purchases and other adjustments to cost	18,338	18,338
Sales and repayments	(51)	(51)
Net realized gains	—	—
Net change in unrealized gains/(losses) on investments	(17)	(17)
Net accretion of discount on investments	11	11
Balance as of December 31, 2023	$18,281	$18,281
Net change in unrealized gains/(losses) for the period relating to those Level 3 assets that were still held by the Fund at the end of the period:	$(17)	$(17)

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of December 31, 2023. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)	Impact to Valuation from an Increase in Input (b)
First Lien Senior Secured	$18,281	Discounted Cash Flow	Discount Rate	9.2%	16.4%	11.9%	Decrease
Total	$18,281

(a)
Weighted averages are calculated based on fair value of investments.
(b)
Represents the directional change in the fair value of the Level 3 investments that could have resulted from an increase in the corresponding inputs as of a period end. A decrease to the unobservable input would have had the opposite effect. Significant changes in these inputs may have resulted in a significantly higher or lower fair value measurement at the period end.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

Note 4—Related Party Transactions

Investment Management Agreement

The Fund entered into an investment advisory agreement (the “Investment Management Agreement”) with the Investment Adviser in which the Investment Adviser, subject to the overall supervision of the Board, manages the day-to-day operations of, and provides investment advisory and management services to the Fund. Under the terms of the Investment Management Agreement, the Fund will pay the Investment Adviser an annual base management fee (“Management Fee”) and incentive management fee (the “Incentive Fee”).

Management Fee

The Management Fee will be calculated and payable quarterly in arrears at an annual rate of 1.25% of net assets as of the beginning of the first calendar day of the applicable quarter. The Management Fee will be appropriately adjusted for any share issuances or repurchases during the applicable quarter.

For the period September 29, 2023 (Inception Date) through December 31, 2023, the Fund incurred $48.0 in Management Fees under the Investment Management Agreement. The Investment Adviser has chosen to voluntarily waive $48.0 of Management Fees earned in accordance to the Investment Management Agreement for the period September 29, 2023 (Inception Date) through December 31, 2023. Any fees waived under the Investment Management Agreement are not subject to future reimbursement to the Investment Adviser pursuant to the Expense Limitation and Reimbursement Agreement.

Incentive Fee

The Incentive Fee consists of two components that are independent of each other. A portion of the Incentive Fee is based on a percentage of the Fund’s income and a portion is based on a percentage of the Fund’s capital gains, each as described below:

The first part is calculated and payable quarterly in arrears on the Fund’s Pre-Incentive Fee Net Investment Income Returns. For this purpose, Pre-Incentive Fee Net Investment Income Returns means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by Investment Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity), accrued during the month, minus the Fund’s operating expenses for the month (including the Management Fee, taxes, any expenses payable under the Investment Management Agreement and Administration Agreement, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and shareholder servicing and /or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount (OID), debt instruments with payment in-kind ("PIK") interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a percentage of the value of the Fund’s net assets at the end of the immediately preceding quarter, is compared to a hurdle. The Fund will pay the Investment Adviser an incentive fee with respect to Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•
No incentive fee in any calendar quarter in which Pre-Incentive Fee Net Investment Income Returns does not exceed the hurdle rate of 1.25% per quarter (5.00% annualized);
•
100% of Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). This portion of the Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 12.5% of the Fund’s Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•
12.5% of the amount of Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are paid to the Investment Adviser.

These calculations are pro-rated for any period of less than three months and adjusted for any Share issuances or repurchases during the applicable quarter.

The second part of the Incentive Fee, the capital gains incentive fee, will be payable in arrears as of the end of each calendar year and will equal 12.5% of the Fund’s cumulative realized capital gains, if any, from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation, less the aggregate amount of any previously paid incentive fees on fees on capital gains as calculated in accordance with GAAP.

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. The Fund will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Investment Adviser if the Fund were to sell the relevant investment and realize a capital gain. For purposes of computing the Fund’s Incentive Fee on capital gains, the calculation methodology looks through derivative financial instruments or swaps, if owned, as if the Fund owned the reference assets directly.

The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.

For the period September 29, 2023 (Inception Date) through December 31, 2023, the Fund incurred $55.0 in Incentive Fees under the Investment Management Agreement. The Investment Adviser has chosen to voluntarily waive $55.0 of incentive fees earned in accordance to the Investment Management Agreement for the period September 29, 2023 (Inception Date) through December 31, 2023. Any fees waived under the Investment Management Agreement are not subject to future reimbursement to the Investment Adviser pursuant to the Expense Limitation and Reimbursement Agreement.

Administrative Agreement

The Fund entered into an administration agreement (the “Administration Agreement”) with AMG Funds LLC, a Delaware limited liability company and wholly-owned subsidiary of AMG (the “Administrator”), under which the Administrator will perform or oversees the performance of certain administrative services for the Fund. The Fund will pay the Administrator a fee (the "Administration Fee") at the rate of 0.25% per annum of the Fund’s net assets as of the beginning of the first calendar day of the applicable quarter. The Administration Fee will be calculated and payable quarterly in arrears.

For the period September 29, 2023 (Inception Date) through December 31, 2023, the Fund incurred $10.0 in Administration Fees under the Administration Agreement. The Administrator has chosen to voluntarily waive $10.0 of administration fees earned in accordance with the Administration Agreement for the period September 29, 2023 (Inception Date) through December 31, 2023. Any fees waived under the Administration Agreement are not subject to future reimbursement to the Administrator pursuant to the Expense Limitation and Reimbursement Agreement.

Amended and Restated Expense Limitation and Reimbursement Agreement

Effective December 26, 2023, the Investment Adviser and the Administrator entered into an Amended and Restated Expense Limitation and Reimbursement Agreement with the Fund for a two year term beginning on the effective date of the Investment Management Agreement and ending on the one year anniversary thereof (the “Limitation Period”) to pay, absorb, or reimburse the Fund’s aggregate Operating Expenses (as defined below) on the Fund’s behalf (x) above 1.25% of the value of the Fund’s quarterly net assets as of the beginning of the first calendar day of the applicable quarter adjusted for any share issuances or repurchases during the applicable quarter during the period of time that the Fund operates as a privately offered, non-traded BDC and (y) above 1.25% of the value of the Fund’s monthly net assets as of the beginning of the first calendar day of the applicable month adjusted for any share issuances or repurchases during the applicable month during the period of time that the Fund operates as a publicly- offered, non- traded BDC (each such payment, absorption or reimbursement, a “Required Expense Payment”).

Operating Expenses mean all of the Fund’s operating costs and expenses incurred, including but not limited to, organization and offering costs and legal, administration, accounting, printing, mailing, subscription processing and filings fees and expenses, as determined in accordance with GAAP. Operating Expenses shall not include any fees payable to the Investment Adviser by the Fund under the Investment Management Agreement, interest expenses and other financing costs, portfolio transaction and other investment-related costs, shareholder servicing and/or distribution fees, taxes, and any other extraordinary expenses not incurred in the ordinary course of the Fund’s business (including, without limitation, litigation expenses).

The Investment Adviser and the Administrator may elect to pay certain additional expenses of the Fund on the Fund’s behalf (each such payment, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”). In making a Voluntary Expense Payment, the Investment Adviser and the Administrator will designate, as they deem necessary or advisable, what type of expense is being paid (including, whether it is an Operating Expense); provided that no portion of a Voluntary Expense Payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Fund.

The Fund agrees to carry forward the amount of any Expense Payment for a period not to exceed three years from the end of the month in which such Expense Payment was paid or reimbursed by the Investment Adviser and the Administrator, and to reimburse the Investment Adviser and the Administrator on a 50/50 basis in the amount of such Expense Payment as promptly as possible, on a monthly basis, even if such reimbursement occurs after the termination of the Limitation Period (each such payment, a "Reimbursement Payment"), provided that the Fund’s operating expense ratio (expressed as a percentage of the Fund’s net assets and including the amount of the reimbursed payment) at the time of the reimbursement payment is less than the Fund’s expense ratio (expressed as a percentage of the Fund’s net assets) at the time the Required Expense Payment was made. In respect of a Voluntary Expense Payment, no Reimbursement Payment for any quarter shall be made if and to the extent that: (1) the Effective Rate of Distributions Per Share (expressed as the annualized rate of regular cash distributions per share exclusive of returns of capital and declared special dividends or special distributions, if any) declared by the Fund at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Voluntary Payment was made to which such Reimbursement Payment relates or (2) the Fund’s Operating Expense Ratio at the time of such Reimbursement Payment (including the amount of the Reimbursement Payment) is greater than the Operating Expense Ratio at the time of the Voluntary Payment was made.

The contractual expense limitation may be terminated by the Fund’s Board upon thirty (30) days written notice to the Investment Adviser and the Administrator. The Amended and Restated Expense Limitation and Reimbursement Agreement may be renewed by the mutual agreement of the Investment Adviser, the Administrator and the Fund for successive terms of one year. Unless so renewed, the Amended and Restated Expense Limitation and Reimbursement Agreement will terminate automatically at the end of the Limitation Period. The Amended and Restated Expense Limitation and Reimbursement Agreement will also terminate automatically upon the termination of the Investment Management Agreement, unless a new investment advisory agreement with the Investment Adviser (or with an affiliate under common control with the Investment Adviser) becomes effective upon such termination.

For the period September 29, 2023 (Inception Date) through December 31, 2023, the Fund was reimbursed $1.2 million by the Investment Adviser and the Administrator. The cumulative reimbursement of $1.2 million will expire between October 31, 2026 through December 31, 2026. As of December 31, 2023, the Investment Adviser and the Administrator owed the Fund $682 in expense reimbursement, which is reflected in the Statement of Assets and Liabilities under Due from Affiliate.

Co-Investment Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On August 2, 2021, the SEC granted Commonwealth Credit Partners BDC I, Inc. an exemptive relief order (the “Order”) that allows it and the Fund to enter into certain negotiated co-investment transactions alongside other funds managed by the Investment Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with conditions. Pursuant to the Order, the Fund is permitted to co-invest with its affiliates if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Fund’s independent trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Fund and the Fund’s shareholders and do not involve overreaching in respect of the Fund or the Fund’s shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Fund’s shareholders and is consistent with the Fund’s investment objective and strategies.

Note 5—Commitments and Contingencies

Commitments

In the ordinary course of business, the Fund may enter into future funding commitments. As of December 31, 2023, the Fund had unfunded commitments on delayed draw term loans and revolving credit lines of $1.9 million and $0.9 million, respectively. The Fund maintains sufficient cash on hand to fund such unfunded commitments.

As of December 31, 2023, the Fund’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Baker Hill	First Lien Senior Secured	Revolving Credit Line	$115
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	63
BKH	First Lien Senior Secured	Delayed Draw Loan	208
Cardiovascular Logistics	First Lien Senior Secured	Delayed Draw Loan	461
CheckedUp	First Lien Senior Secured	Delayed Draw Loan	171
CheckedUp	First Lien Senior Secured	Revolving Credit Line	26
Firebirds	First Lien Senior Secured	Delayed Draw Loan	38
Firebirds	First Lien Senior Secured	Revolving Credit Line	19
Hasa	First Lien Senior Secured	Delayed Draw Loan	157
Hasa	First Lien Senior Secured	Revolving Credit Line	133
Kemper Sports Management	First Lien Senior Secured	Delayed Draw Loan	96
Kemper Sports Management	First Lien Senior Secured	Revolving Credit Line	163
National Debt Relief	First Lien Senior Secured	Revolving Credit Line	120
Ojos Locos 3	First Lien Senior Secured	Delayed Draw Loan	595
Ojos Locos 3	First Lien Senior Secured	Revolving Credit Line	233
Planet DDS	First Lien Senior Secured	Delayed Draw Loan	12
Splash Car Wash	First Lien Senior Secured	Delayed Draw Loan	42
Splash Car Wash	First Lien Senior Secured	Revolving Credit Line	14
XDimensional Technologies	First Lien Senior Secured	Delayed Draw Loan	121
XDimensional Technologies	First Lien Senior Secured	Revolving Credit Line	60
Total			$2,846

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Schedule of Investments as of December 31, 2023. The par amount of the unfunded portfolio company commitments is not recognized by the Fund until the commitment is funded.

The credit agreements of the unfunded portfolio company commitments contain customary lending provisions which are subject to the portfolio company’s achievement of certain milestones. In instances where the underlying company experiences material adverse effects that would impact the financial condition or business outlook of the company, there is relief to the Fund from funding obligations for previously made commitments. Unfunded portfolio company commitments may expire without being drawn upon, and therefore, do not necessarily represent future cash requirements or future earning assets for the Fund. The Fund believes that it maintains sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments ("Capital Commitments") from its investors to cover any outstanding unfunded portfolio company commitments that the Fund may be required to fund.

Litigation and Regulatory Matters

In the ordinary course of its business, the Fund may become subject to litigation, claims, and regulatory matters. The Fund has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Fund at this time.

Indemnifications

In the ordinary course of its business, the Fund may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Fund. Management feels that the likelihood of such an event is remote.

Note 6—Capital

Investor Commitments

As of December 31, 2023, the Fund had $27.5 million in Capital Commitments, of which $0, were unfunded.

Capital Drawdowns

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Net Proceeds Received (in thousands)
September 29, 2023	400	$10
October 18, 2023	760,000	19,000*
December 29, 2023	340,000	8,500
Total Shares Issued	1,100,400	$27,510

* As part of the capital drawdown, the Fund received in-kind, a select portfolio of first lien, senior secured private credit investments in, and funding obligations to, well-established middle-market businesses that operate across a wide range of industries. The aggregate value of the investments received amounted to $17,136,000 which is equal to the estimated value of the investments contributed and unfunded commitments adjusted for any investment activity from October 1, 2023, to October 18, 2023.

The following table summarizes the total shares issued through the Dividend Reinvestment Plan:

Share Issue Date	Shares Issued	Net Proceeds(1)
December 29, 2023	9	$—
Total Shares Issued	9	$—

(1) Less than $1.

As of December 31, 2023, 409 of the Fund’s common shares were owned by Comvest Group Holdings SPV II LLC, a wholly owned subsidiary of an affiliate of Comvest Partners, and 1,100,000 of the Fund's common shares were owned by the Feeder Fund.

Distributions and Dividends

Distributions declared for the period September 29, 2023 (Inception Date) through December 31, 2023, totaled $419,200.

The following table reflects distributions declared, per share by the Board for the fiscal period ended December 31, 2023:

Fiscal Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2023
Fourth Quarter	December 28, 2023	December 28, 2023	December 29, 2023	$0.55

Distributions to the Fund’s shareholders are recorded on the payment date as set by the Fund’s Board. The Fund intends to make distributions to its shareholders that will be sufficient to enable the Fund to qualify and maintain its status as a RIC. The Fund intends to distribute approximately all of its net investment income on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Fund may retain certain net capital gains for reinvestment.

The Fund has adopted a Dividend Reinvestment Plan that provides for reinvestment of any distributions declared on behalf of its shareholders, unless a shareholder elects to receive cash.

Note 7—Net Assets

The Fund commenced investment operations on October 18, 2023. The following table reflects the net assets activity for the period September 29, 2023 (Inception Date) to December 31, 2023:

	Common shares	Common shares-par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of September 29, 2023 (Inception Date)	—	$—	$—	$—	$—
Issuance of common shares, net of issuance costs	1,100,400	1	27,509	—	27,510
Distributions to shareholders	—	—	(16)	(403)	(419)
Reinvestment of distributions	9	—	0 (1)	—	—
Net investment income (loss)	—	—	—	439	439
Net change in unrealized gain (loss) on investments	—	—	—	(17)	(17)
Tax reclassification of stockholders’ equity (See Note 10)	—	—	36	(36)	—
Balance as of December 31, 2023	1,100,409	$1	$27,529	$(17)	$27,513

(1)
Less than $1.

Note 8—Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2023 there are no dilutive securities. The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share resulting from operations for the period September 29, 2023 (Inception Date) to December 31, 2023.

For the Period September 29, 2023 (Inception Date) through December 31, 2023
Net increase (decrease) in net assets resulting from operations	$422
Weighted average shares of common shares outstanding-basic and diluted	774,000*
Earnings (loss) per share of common shares-basic and diluted	$0.55

*Weighted average shares uses shares outstanding for the period October 18, 2023, the commencement of investment operations to December 31, 2023.

Note 9—Financial Highlights

The Fund commenced investing operations on October 18, 2023. Net asset value, at the beginning of the period September 29, 2023 (Inception Date) to December 31, 2023, represents the initial price per share issued. The following is a schedule of financial highlights for the period September 29, 2023 (Inception Date) to December 31, 2023:

For the Period September 29, 2023 (Inception Date) through December 31, 2023
Per Common Share Operating Performance
Net Asset Value, Beginning of Period: (1)	$25.00
Net Investment Income	0.57
Net Realized and Unrealized Gain (Loss) on Investments	(0.02)
Net Increase (Decrease) in Net Assets Resulting from Operations	0.55
Distributions to Common Shareholders
Distributions from Net Investment Income	(0.53)
Distributions from Return of Capital	(0.02)
Net Decrease in Net Assets Resulting from Distributions	(0.55)
Net Asset Value, End of Period	$25.00
Shares Outstanding, End of Period	1,100,409
Total return(3)	2.20%
Net assets, end of period	$27,513
Ratio/Supplemental Data
Weighted average shares outstanding(4)	774,000
Ratio of net investment income (loss) to average net assets without waivers(2)	(2.93%)
Ratio of net investment income (loss) to average net assets with waivers(2)	11.04%
Ratio of total expenses to average net assets without waivers(2)	15.41%
Ratio of total expenses to average net assets with waivers(2)	1.43%
Asset Coverage Ratio	N/A
Portfolio turnover rate(3)	0.28%

(1)
Represents NAV per share of the September 29, 2023, share issuance.
(2)
Ratios, excluding nonrecurring expenses, such as organization, audit and tax fees and certain transfer agent fees, are annualized.
(3)
Not annualized.
(4)
Weighted average shares uses shares outstanding for the period October 18, 2023, the commencement of investment operations to December 31, 2023.

Note 10—Federal Income Tax Matters

Effective October 25, 2023, the Fund elected to be a corporation for U.S. federal income tax purposes and intends to elect to be treated as a RIC under Subchapter M of the Code and to qualify for such treatment annually, commencing with its initial corporate taxable year, which began October 25, 2023 and ended December 31, 2023. As a result, the Fund must distribute substantially all of its net taxable income each tax year as dividends to its shareholders. Accordingly, no provision for federal income tax has been made in the financial statements.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences have no impact on net assets. The Fund had no temporary differences for the period from October 25, 2023 (Tax effective date) through December 31, 2023. Permanent differences are primarily due to adjustments for pre-RIC Election income.

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investment transactions as investment gains and losses are not included in taxable income until they are realized.

The tax character of distributions paid for the period October 25, 2023 (Tax effective date) to December 31, 2023 were as follows:

For the Period October 25, 2023 (Tax effective date) through December 31, 2023
Ordinary Income	$403
Long-Term Capital Gains	—
Return of Capital	16

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the period October 25, 2023 (Tax effective date) to December 31, 2023 were as follows:

2023
Undistributed ordinary income—tax basis	$—
Undistributed realized gains—tax basis	—
Net unrealized gain (loss) on investments	(17)
Other temporary differences	—
Total accumulated earnings (loss)—book basis	$(17)

Management has analyzed the Fund’s tax positions taken on federal income tax returns for all open years (fiscal year 2023) and has concluded that no provision for uncertain income tax positions is required in the Fund’s financial statements.

Excise Tax—Depending on the level of taxable income earned in a tax year, the Fund may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4.0% excise tax on such income, as required. To the extent that the Fund determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Fund accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.

For tax purposes, the Fund may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. The Fund did not elect to defer any post-October capital losses or late-year ordinary losses as of December 31, 2023.

As of December 31, 2023, the Federal tax cost of investments was $18,298 resulting in estimated gross unrealized gains and losses of $70 and $87, respectively.

As of December 31, 2023, no tax expenses and no interest and penalties were incurred.

Note 11—Subsequent Events

The Fund has evaluated subsequent events through the filing of this Form 10-K and has determined that no material events or transactions occurred through the issuance date of the Fund's financial statements which require additional disclosure in or adjustment of the Fund's financial statements, except:

On March 14, 2024, the Feeder Fund increased its capital commitment in the Fund by $22.5 million, which increased the Feeder Fund's total capital commitment to $50 million. In connection with the increased capital commitment, as of March 22, 2024, the Fund had called $14 million of capital from the Feeder Fund to be paid on March 28, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not and have not been any disagreements between us and our accountant on any matter of accounting principles, practices, or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

As of December 31, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)
Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles ("GAAP"). Our internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Fund; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Fund are being made only in accordance with authorizations of our management and Trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that our internal control over financial reporting was effective as of December 31, 2023.

Due to the Fund’s status as an “emerging growth company” under the JOBS Act, the Fund was not required to obtain an attestation report from the Fund’s independent registered public accounting firm on the Fund’s internal control over financial reporting as of December 31, 2023.

Internal Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during our most recently completed fiscal period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal period ended December 31, 2023, none of our Trustees or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS.

Board of Trustees and Executive Officers

The business and affairs of the Fund are managed under the direction and oversight of the Board. The Board consists of four (4) members, three (3) of whom are Independent Trustees. The Board appoints the officers, who serve at the discretion of the Board. The responsibilities of the Board include corporate governance activities, oversight of the Fund’s financing arrangements and oversight of the Fund’s investment activities.

The Board is responsible for the oversight of the Fund’s investment, operational and risk management activities. The Board reviews risk management processes at both regular and special Board meetings throughout the year, consulting with appropriate representatives of the Investment Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with the Fund’s investment activities are accurately identified, thoroughly investigated and responsibly addressed. Shareholders should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of the Fund’s investments.

Trustees

Information regarding our Board is set forth below. The Trustees have been divided into two groups—Independent Trustees and an Interested Trustee. Interested Trustees are “interested persons” of the Fund as defined in Section 2(a)(19) of the 1940 Act.

Name	Age	Position(s)	Trustee Since
Independent Trustees
Eric Rakowski	65	Trustee	October 2023
Peter MacEwen	59	Trustee	October 2023
David Lambert	70	Trustee	February 2024
Interested Director
Robert O'Sullivan	50	Trustee, Chairman of the Board and Chief Executive Officer	October 2023

The address for each Trustee is c/o AMG Comvest Senior Lending Fund, 360 S. Rosemary Avenue, Suite 1700, West Palm Beach, FL 33401.

Executive Officers and Key Personnel Who Are Not Trustees

Information regarding each of our executive officers who is not a Trustee is as follows:

Name	Age	Position(s)
Cecilio M. Rodriguez	64	Chief Financial Officer
Jason Gelberd	51	Co-Chief Investment Officer
Greg Reynolds	54	Co-Chief Investment Officer
Patrick Spellman	49	Chief Compliance Officer
Michael Altschuler	46	Vice President
Thomas Disbrow	57	Chief Accounting Officer and Treasurer
John Starace	53	Deputy Treasurer
Maureen Kerrigan	38	Secretary
Salvatore Dona	35	Controller

The address for each executive officer and key personnel is c/o AMG Comvest Senior Lending Fund, 360 S. Rosemary Avenue, Suite 1700, West Palm Beach, FL 33401.

Biographical Information

Trustees

Each of our Trustees has demonstrated high character and integrity, superior credentials and recognition in his respective field and the relevant expertise and experience upon which to be able to offer advice and guidance to our management. Each of our Trustees also has sufficient time available to devote to our affairs, is able to work with the other members of the Board and contribute to our success and can represent the long-term interests of our shareholders as a whole. We have selected our current Trustees to provide a range of backgrounds and experience to our Board. Set forth below is biographical information for each Trustee, including a discussion of the Trustee’s particular experience, qualifications, attributes or skills that led us to conclude, as of the date of this annual report on Form 10-K, that the individual should serve as a Trustee, in light of our business and structure.

Independent Trustees

Eric Rakowski. Eric Rakowski is a Trustee of the Fund. He currently serves as Professor of Law at the University of California, Berkeley School of Law. Prior to joining the faculty in 1990, Mr. Rakowski served as a tax attorney at Davis Polk & Wardwell and clerked for Judge Harry T. Edwards of the U.S. Court of Appeals for the District of Columbia Circuit and for Justice William J. Brennan Jr. of the U.S. Supreme Court. Mr. Rakowski has been a Trustee of AMG Funds since 1999, a Director of AMG Pantheon Funds since 2014, a Trustee of AMG Pantheon Credit Solutions Fund since 2024, serves as the Independent Chair of the Board of Trustees for AMG Funds, serves as Independent Chair of the Board of Directors for AMG Pantheon Funds, and serves as the Independent Chair of the Board of Trustees for AMG Pantheon Credit Solutions Fund. Mr. Rakowski has also served on the Board of Directors of Harding Loevner Funds, Inc. since 2008 and on the Boards of Trustees of Parnassus Funds and Parnassus Income Funds since 2021. Mr. Rakowski also served on the Board of Trustees for Third Avenue Trusts and Third Avenue Variable Trust from 2002 to 2019. Mr. Rakowski received a J.D. from Harvard University School of Law, a B.Phil. and a D.Phil. from Oxford University, and an A.B. from Harvard University.

Peter MacEwen. Peter MacEwen is a Trustee of the Fund. Mr. MacEwen has 27 years of financial services experience and is a versatile, entrepreneurial global financial services and SEC financial expert with broad experience in all facets of public company operations. He has a strong record of material achievement in senior executive leadership positions, including extensive engagement with the Board of Directors of Affiliated Managers Group, Inc. as Chief Administrative Officer and Head of Finance. From 2003 until 2018, Mr. MacEwen served as Chief Administrative Officer (2013-2018), Senior Vice President, Finance and Capital Planning (2007-2013) and Vice President, Finance and Capital Planning (2003-2007) with Affiliated Managers Group, Inc. Prior to Affiliated Managers Group, Inc., Mr. MacEwen held various positions with Bank of Boston/BancBoston Roberson Stephen/Fleet Securities from 1991 until 2003. Mr. MacEwen received an M.B.A in Finance and a B.A. in Economics and Math from McGill University.

David Lambert. David Lambert is a Trustee of the Fund. Mr. Lambert is a former partner of Goldman Sachs and Co. Currently he serves as Treasurer of the Kravis Center in West Palm Beach, Florida, he is also head of the investment committee. In addition, Mr. Lambert serves on the Board of Trustees for the Palm Beach Florida employees retirement fund and the St. Edwards Church investment committee. Mr. Lambert has spent his career involved in global financial markets. Mr. Lambert graduated from Dickinson College with a BA in Psychology and later earned an MBA from the University of Chicago in Finance.

Interested Trustee

Robert O’Sullivan. Robert O’Sullivan is a Trustee and Chief Executive Officer of the Fund. He is also a Managing Partner and is a co-founder of Comvest Credit Partners, the direct lending strategy at Comvest Partners. Robert O’Sullivan serves as a member of the Comvest Partner’s Executive Committee and joined Comvest Partners in 2002 having been actively involved in financing and investing in lower middle market companies since 1992 when he joined Comvest’s predecessor firm, Commonwealth Associates. Mr. O’Sullivan received a B.A. in Geography from London University while attending King’s College and the London School of Economics.

Executive Officers and Key Personnel Who Are Not Trustees

Cecilio Rodriguez. Cecilio Rodriguez is Chief Financial Officer of the Fund. He is also the Chief Financial Officer of Comvest Partners and serves as a member of the firm’s Executive Committee. Prior to joining Comvest Partners, Mr. Rodriguez served in senior finance roles in banking, healthcare, aviation services, and venture capital. He began his career in the audit department of Deloitte & Touche. Mr. Rodriguez received a Bachelor of Business Administration with a concentration in Accounting from Florida International University.

Jason Gelberd. Jason Gelberd is Co-Chief Investment Officer of the Fund. He is also a Partner and Co-Head of Direct Lending for Comvest Partners and serves as a member of the firm’s Executive Committee. Mr. Gelberd is responsible for portfolio management and operations of Comvest Partners’ direct lending strategy in addition to originating, structuring, and managing investments. Earlier in his career, Mr. Gelberd was a Director with Goldman Sachs Specialty Lending Group and was a Vice President at Antares Capital, providing senior and junior capital to private equity sponsor backed middle-market companies. Mr. Gelberd’s lending career has also included commercial lending positions at First Source Financial and LaSalle National Bank. Mr. Gelberd received an M.B.A. from DePaul University’s Charles Kellstadt School of Business and a B.B.A. in Finance from the University of Iowa.

Greg Reynolds. Greg Reynolds is Co-Chief Investment Officer of the Fund. He is also a Partner and Co-Head of Direct Lending for Comvest Partners and serves as a member of its executive Committee. Mr. Reynolds oversees the structuring and underwriting functions of Comvest Partners direct lending strategy in addition to originating, structuring, and managing investments. Earlier in his career, Mr. Reynolds was a Director with Dymas Capital Management and was an Assistant Vice President in Heller Financial’s Corporate Finance Group. Mr. Reynolds received an M.B.A. from the University of Chicago and a B.A. from the University of Wisconsin.

Patrick Spellman. Patrick Spellman is Chief Compliance Officer of the Fund. He joined the Administrator in 2011 and currently serves as Vice President and Chief Compliance Officer of the Administrator, Chief Compliance Officer of the Placement Agent and Chief Compliance Officer and Anti-Money Laundering Compliance Officer for the AMG Funds family of funds and AMG Pantheon Funds. He is responsible for overseeing and managing regulatory and compliance matters for the Administrator and the Placement Agent. Previously, Mr. Spellman was a Compliance Manager with Affiliated Managers Group, Inc., serving in that capacity from 2005 through 2010, where he was responsible for assisting affiliates of Affiliated Managers Group, Inc. with various aspects of their legal and compliance functions. Prior to joining Affiliated Managers Group, Inc., Mr. Spellman was an Audit Manager with Commonwealth Financial Network, an independent broker-dealer, and was responsible for developing and overseeing the firm’s audit and inspection programs. Mr. Spellman is a member of various Investment Adviser Association and Investment Company Institute Committees. He received his B.A. from Lafayette College and holds Series 7, 24 and 66 licenses with FINRA.

Michael Altschuler. Michael Altschuler is Vice President of the Fund. He is a Partner and also serves as General Counsel of Comvest Partners. Prior to joining Comvest Partners, Mr. Altschuler’s prior experience includes serving as a Director & Counsel at UBS Investment Bank and practicing as a securities and capital markets attorney with Latham & Watkins LLP. Mr. Altschuler received a J.D. from Columbia Law School, an M.B.A. from the Kellogg School of Management at Northwestern University and a B.A. from the University of Michigan.

Our Board has adopted a code of ethics that applies to our executive officers, which forms part of our broader compliance policies and procedures. See “Item 1. Business—Compliance Policies and Procedures and Other Considerations.”

Thomas Disbrow. Thomas Disbrow is Chief Accounting Officer and Treasurer of the Fund. He joined the Administrator in 2017 and currently serves as Vice President and Mutual Fund Treasurer/Mutual Fund CFO. Mr. Disbrow is primarily responsible for the administration and day-to-day operations of the AMG Funds family of funds and AMG Pantheon Funds. Previously, Mr. Disbrow served in numerous roles for UBS Asset Management (Americas), Inc. within Fund Administration and Fund Operations from January 2000 through September 2017. He was a Managing Director and Global Head of Traditional Funds Product Control from 2015-2017. Prior to that, Mr. Disbrow was a Managing Director and Head of North American Funds Treasury from 2011-2015. Mr. Disbrow received a B.S. in accounting from the Stillman School of Business at Seton Hall University.

John Starace. John Starace is Deputy Treasurer of the Fund. He joined the Administrator in 2014 and currently serves as Vice President. He also serves as Deputy Treasurer for the AMG Funds family of funds and AMG Pantheon Funds. Mr. Starace is primarily responsible for fund administration, including NAV oversight, tax, and financial reporting. He has 30 years of experience in the asset management industry where he previously worked at Deloitte & Touche, as a senior audit manager, Citi Hedge Funds Services, as Vice President in fund administration, and Bank of New York Mellon, as a fund accounting manager. Mr. Starace has experience in auditing and accounting of complex fund structures such as private equity funds, hedge funds, master/feeder and business development companies. Mr. Starace received a B.B.A. in accounting from Hofstra University.

Maureen Kerrigan. Maureen Kerrigan is Secretary of the Fund. She joined the Administrator in 2015 and currently serves as Vice President and Senior Counsel. Ms. Kerrigan supports the Administrator on fund legal and regulatory compliance matters and is responsible for the preparation of fund registration materials and related filings and documentation, and for various fund governance matters. Previously, Ms. Kerrigan was an associate in the Investment Management group at Ropes & Gray LLP. She received a J.D. from Washington University School of Law and a B.A. from Boston College.

Salvatore Dona. Salvatore Dona is Controller of the Fund. He is responsible for overseeing accounting and aspects of SEC reporting and management analysis for Comvest Partners. Prior to joining Comvest, Mr. Dona was an Audit Senior Manager at Deloitte where he focused on audits of mutual funds and private equity funds for the firm’s largest clients. He received a B.S. in Accounting from Marist College and an M.S. in Accountancy from the University of Notre Dame. Mr. Dona is also licensed as a CPA in Pennsylvania.

Board Leadership Structure

Our Board monitors and performs an oversight role with respect to our business and affairs, compliance with regulatory requirements and the services, expenses and performance of our service providers. Among other things, our Board approves the appointment of the Administrator and officers, reviews and monitors the services and activities performed by the Administrator and officers and approves the engagement, and reviews the performance of, our independent public accounting firm.

Under our bylaws, our Board may designate a chairman to preside over the meetings of the Board and meetings of the shareholders and to perform such other duties as may be assigned to the chairman by the Board. We do not have a fixed policy as to whether the chairman of the Board should be an Independent Trustee and believe that we should maintain the flexibility to select the chairman and reorganize the leadership structure, from time to time, based on the criteria that is in our best interests and our shareholders at such times.

Robert O’Sullivan currently serves as the chairman of our Board. Mr. O’Sullivan is an “interested person” of the Fund as defined in Section 2(a)(19) of the 1940 Act because he is a Managing Partner of Comvest Partners and serves on the Investment Committee of the Investment Adviser. We believe that Mr. O’Sullivan’s history with Comvest Partners, familiarity with our investment objectives and investment strategy, and extensive knowledge of the financial services industry and the investment valuation process in particular qualify him to serve as the chairman of our Board. We believe that, at present, we are best served through this leadership structure, as Mr. O’Sullivan’s relationship with the Investment Adviser and Comvest Partners, provides an effective bridge and encourages an open dialogue between our management and our Board, ensuring that all groups act with a common purpose.

Eric Rakowski currently serves as the designated lead Independent Trustee. Our governance policies include regular meetings of the Independent Trustees in executive session without the presence of interested Trustees and management over which the chairman of the Audit Committee presides, the establishment of Audit and Nominating and Governance Committees comprised solely of Independent Trustees and the appointment of a chief compliance officer, with whom the Independent Trustees meet regularly without the presence of interested Trustees and other members of management, for administering our compliance policies and procedures.

We recognize that different board leadership structures are appropriate for companies in different situations. We intend to continue to re-examine our corporate governance policies on an ongoing basis to ensure that they continue to meet our needs.

Board’s Role in Risk Oversight

Our Board performs its risk oversight function primarily through (1) its two standing committees which report to the Board, each of which is comprised solely of Independent Trustees and (2) active monitoring by our chief compliance officer and our compliance policies and procedures.

Our Audit Committee and Nominating and Governance Committee assist our Board in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing our accounting and financial reporting processes, our systems of internal controls regarding finance and accounting, and audits of our financial statements, including the independence of our independent auditors. The Nominating and Governance Committee’s risk oversight responsibilities include selecting, researching and nominating Trustees for election by our shareholders, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and our management.

Our Board performs its risk oversight responsibilities with the assistance of our chief compliance officer. The Board quarterly reviews a written report from the chief compliance officer discussing the adequacy and effectiveness of our compliance policies and procedures and our service providers. The chief compliance officer’s quarterly report addresses at a minimum:

•
the operation of our compliance policies and procedures and our service providers since the last report;
•
any material changes to these policies and procedures since the last report;
•
any recommendations for material changes to these policies and procedures as a result of the chief compliance officer’s review; and
•
any compliance matter that has occurred since the date of the last report about which the Board would reasonably need to know to oversee our compliance activities and risks.

In addition, the Chief Compliance Officer meets separately in executive session with the Independent Trustees at least once each year.

We believe that our Board’s role in risk oversight is effective, and appropriate given the extensive regulation to which we are subject as a BDC. We are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. We generally have to invest at least 70% of our total assets in “qualifying assets” and are not generally permitted to invest in any portfolio company in which one of our affiliates currently has an investment.

Committees of the Board

Our Board has established an Audit Committee and a Nominating and Governance Committee. The members of each committee have been appointed by our Board and serve until their respective successor is elected and qualifies, unless they are removed or resign. We require each Trustee to make a diligent effort to attend all Board and committee meetings as well as each annual meeting of our shareholders.

Audit Committee

The Audit Committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee is responsible for recommending the selection of, engagement of and discharge of our independent auditors, reviewing the plans, scope and results of the audit engagement with the independent auditors, approving professional services provided by the independent auditors (including compensation therefore), reviewing the independence of the independent auditors and reviewing the adequacy of our internal controls over financial reporting. The members of the Audit Committee are Eric Rakowski, Peter MacEwen and David Lambert, each of whom is not an interested person of the Fund for purposes of the 1940 Act. Peter MacEwen serves as the chairman of the Audit Committee, and our Board has determined that Peter MacEwen is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act, and that Mr. MacEwen meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act.

Nominating and Governance Committee

The Nominating and Governance Committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the Nominating and Governance Committee. The Nominating and Governance Committee is responsible for determining criteria for service on the Board, identifying, researching and nominating Trustees for election by our shareholders, selecting nominees to fill vacancies on our Board or committees of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the self-evaluation of the Board and its committees and evaluation of our management. The Nominating and Governance Committee considers nominees properly recommended by our shareholders. The members of the Nominating and Governance Committee are Eric Rakowski, Peter MacEwen and David Lambert, each of whom is not an interested person of the Fund for purposes of the 1940 Act. David Lambert serves as the chairman of the Nominating and Governance Committee.

The Nominating and Governance Committee seeks candidates who possess the background, skills and expertise to make a significant contribution to the Board, us and our shareholders. In considering possible candidates for election as a Trustee, the Nominating and Governance Committee takes into account, in addition to such other factors as they deem relevant, the desirability of selecting Trustees who:

•
are of high character and integrity;
•
are accomplished in their respective fields, with superior credentials and recognition;
•
have relevant expertise and experience upon which to be able to offer advice and guidance to management;
•
have sufficient time available to devote to our affairs;
•
are able to work with the other members of the Board and contribute to our success;
•
can represent the long-term interests of our shareholders as a whole; and
•
are selected such that the Board represent a range of backgrounds and experience.

The Nominating and Governance Committee has not adopted formal policies with regard to the consideration of diversity in identifying Trustee nominees. In determining whether to recommend a Trustee nominee, the Nominating and Governance committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The Nominating and Governance Committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending Trustee nominees. The Nominating and Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting Trustee nominees is consistent with the Nominating and Governance Committee’s goal of creating a Board that best serves our needs and the interest of our shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

(a)
Compensation of Executive Officers

We do not currently have any employees and do not expect to have any employees. Services necessary for our business, including such services provided by our executive officers, will be provided by individuals who are employees of the Investment Adviser, pursuant to the terms of our Investment Management Agreement, or through the Administration Agreement. Pursuant to its Resource Sharing Agreement with Comvest Partners, the Investment Adviser will have access to Comvest Partners’ team of experienced investment professionals.

None of our executive officers will receive direct compensation from us. Certain of our executive officers, through their ownership interest in or management positions with the Investment Adviser and the Administrator, as applicable, may be entitled to a portion of any profits earned by the Investment Adviser and the Administrator, which includes any fees payable to the Investment Adviser under the terms of our

Investment Management Agreement, less expenses incurred by the Investment Adviser in performing its services under our Investment Management Agreement, and any fees payable to the Administrator under the terms of our Administration Agreement, less expenses incurred by the Administrator in performing its services under our Administration Agreement.

The Investment Adviser and the Administrator may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to our executive officers in addition to their ownership interest.

(b)
Compensation of Independent Trustees

Each of our Independent Trustees will receive an annual retainer fee of $60,000, payable once per year. In addition, the lead Independent Trustee will receive an additional $10,000 per year as compensation for his services. Independent Trustees will also be reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in each Board meeting.

With respect to each Audit Committee meeting not held concurrently with a Board meeting, Independent Trustees will be reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in such Audit Committee meeting. In addition, the chairman of the Audit Committee will receive an annual retainer of $10,000 and the chairman of the Nominating and Governance Committee will receive an annual retainer of $10,000.

No compensation will be paid to Trustees who are “interested persons,” as that term is defined in the 1940 Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 27, 2024, certain ownership information with respect to the Shares for all Trustees and executive officers, as a group. Unless otherwise indicated, the address for each Trustee and executive officer is c/o AMG Comvest Senior Lending Fund, 360 S. Rosemary Avenue, Suite 1700, West Palm Beach, FL 33401. As of March 27, 2024, the Fund knows of no persons who beneficially own more than 5% of the Shares of the Fund.

Name and address	Type of ownership	Shares owned	Percentage
Interested Trustee
Robert O’Sullivan	N/A	—	*
Independent Trustees
David Lambert	N/A	—	*
Eric Rakowski	N/A	—	*
Peter MacEwen	N/A	—	*
Executive Officers
Cecilio M. Rodriguez	N/A	—	*
Jason Gelberd	N/A	—	*
Greg Reynolds	N/A	—	*
Patrick Spellman	N/A	—	*
Michael Altschuler	N/A	—	*
Thomas Disbrow	N/A	—	*
Maureen Kerrigan	N/A	—	*
Salvatore Dona	N/A	—	*
All Trustees and Executive Officers as a Group (12 persons)	N/A	—	*

* Represents less than 1.0%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)
Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons

Investment Management Agreement and Administration Agreement

We have entered into the Investment Management Agreement with our Investment Adviser pursuant to which we will pay Management Fees and Incentive Fees to the Investment Adviser.

The Investment Management Agreement was approved by our Board at the organizational Board meeting. Unless earlier terminated as described below, the Investment Management Agreement will remain in effect for a period from its effective date to the second anniversary of such effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Trustees. The Investment Management

Agreement will automatically terminate in the event of an assignment by the Investment Adviser, see “Item 1A. Risk Factors—Our ability to achieve our investment objective depends on key investment personnel of the Investment Adviser. If the Investment Adviser were to lose any of its key investment personnel, our ability to achieve our investment objective could be significantly harmed.” Notwithstanding the foregoing, the Investment Management Agreement will automatically terminate in the event of an assignment by the Investment Adviser. The Investment Management Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice by the Fund, by the vote of a majority of the outstanding voting securities of the Fund or by the vote of the Fund’s Board or on at least 120 days’ written notice by the Investment Adviser. If the Investment Management Agreement is terminated, we will pay the Investment Adviser a pro-rated portion of the Management Fee.

We have entered into the Administration Agreement with AMG Funds LLC pursuant to which we will pay Administration Fees to the Administrator.

The Administration Agreement was approved by our Board at the organizational Board meeting. Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period from its effective date to the second anniversary of such effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Trustees. Notwithstanding the foregoing, the Administration Agreement will automatically terminate in the event of an assignment by the Administrator. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 120 days’ written notice, by the Fund or by the Administrator. If the Administration Agreement is terminated, we will pay the Administrator a pro-rated portion of the Administration Fees.

Placement Agent Agreement

We have entered into the Placement Agent Agreement with the Placement Agent. Under the terms of the Placement Agent Agreement, the Placement Agent will assist in the placement of Shares in the Private Offering. See “Item 1(c). Description of Business—The Private Offering.”

Amended and Restated Expense Limitation and Reimbursement Agreement

We entered into an Amended and Restated Expense Limitation and Reimbursement Agreement with the Investment Adviser and the Administrator on December 26, 2023. Pursuant to the Amended and Restated Expense Limitation and Reimbursement Agreement, the Investment Adviser and the Administrator are obligated to pay, absorb or reimburse all of our Operating Expenses (x) above 1.25% of the value of the Fund’s quarterly net assets as of the beginning of the first calendar day of the applicable quarter adjusted for any share issuances or repurchases during the applicable quarter during the period of time that the Fund operates as a privately offered, non-traded BDC and (y) above 1.25% of the value of the Fund’s monthly net assets as of the beginning of the first calendar day of the applicable month adjusted for any share issuances or repurchases during the applicable month during the period of time that the Fund operates as a publicly-offered, non-traded BDC. Any Required Expense Payment must be paid by the Investment Adviser and Administrator to us in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Investment Adviser, the Administrator, Comvest Partners or its affiliates. See “Item 1(c). Description of Business—Amended and Restated Expense Limitation and Reimbursement Agreement.”

Potential Conflicts of Interest

The Fund’s executive officers and Trustees, as well as the current or future members of the Investment Adviser and Administrator, serve or may serve as officers, Trustees or principals of entities that operate in the same or a related line of business as the Fund or of investment funds managed by the Fund’s affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the Fund’s and the Fund’s shareholders’ best interests.

We, the Investment Adviser, the Administrator and our respective direct or indirect members, partners, officers, Trustees, employees, agents and affiliates may be subject to certain potential conflicts of interest in connection with our activities and investments. For example, the terms of the Investment Adviser’s management fees may create an incentive for the Investment Adviser to approve and cause us to make more speculative investments than we would otherwise make in the absence of such fee structure.

The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures. Pursuant to an Order issued by the SEC to Comvest on August 2, 2021, the Fund and the Investment Adviser may co-invest in portfolio companies with certain funds or entities managed by Comvest. The Order permits us to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and does not involve us or our shareholders overreaching on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our shareholders and is consistent with our then-current investment objectives and strategies.

The Fund has entered into a royalty-free Trademark License Agreement with each of the Investment Adviser and the Administrator. See “Item 1(c). Description of Business—License Agreements.”

The Fund has adopted certain policies and procedures to manage conflicts of interest, including a code of ethics. See “Certain Business Relationships.” Additionally, as described above under “Item 1. Business—Proxy Voting Policies and Procedures” we have delegated our proxy voting responsibility to our Investment Adviser, which has adopted certain proxy voting policies and procedures.

Certain Business Relationships

Certain of our current Trustees and officers are trustees or officers of the Investment Adviser and Administrator.

We have adopted a code of ethics which applies to, among others, our senior officers, including our chief executive officer and chief financial officer, as well as all of our officers, Trustees and employees. Our code of ethics requires that all employees and Trustees avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to such code of ethics, each employee and Trustee must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our chief compliance officer.

Indebtedness of Management

None.

(b)
Promoters and Certain Control Persons

The Investment Adviser and Administrator may be deemed promoters of the Fund. We have entered into the Investment Management Agreement with the Investment Adviser. The Investment Adviser, for its services to us, will be entitled to receive Management Fees. We have also entered into the Administration Agreement with the Administrator. The Administrator, for its services to us, will be entitled to receive Administration Fees. In addition, under the Investment Management Agreement and Administration Agreement, we expect, to the extent permitted by applicable law and in the discretion of our Board, to indemnify the Investment Adviser and Administrator and certain of their affiliates. See “Item 1(c). Description of Business—Investment Management Agreement” and “Item 1(c). Description of Business—Administration Agreement.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee and the Independent Trustees of our Board have selected Ernst & Young LLP to serve as the independent registered public accounting firm for the Fund for the fiscal period ending December 31, 2023.

Ernst & Young LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

As of December 31, 2023
Audit Fees	215,000
Audit-Related Fees	-
Tax Fees	45,000
All Other Fees	-
Total Fees	260,000

During the fiscal period ended December 31, 2023, Ernst & Young LLP billed aggregate non-audit fees of $0 related to the Fund for services rendered to the Fund.

Audit Fees: Audit fees consist of fees billed and accrued for professional services rendered for the audit of our year-end financial statements and reviews of the financial statements filed with the SEC on Forms 10-K and 10-Q.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services include, among other things, providing comfort letters, consents and review of documents filed with the SEC, as well as attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards

Tax Services Fees: Tax services fees consist of fees billed and accrued for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.

All Other Fees: Other fees would include fees for products and services other than the services reported above.

Pre-Approval Policies

The audit committee has established a pre-approval policy that describes the permitted audit, audit-related, consulting services and other services to be provided by Ernst & Young LLP, our independent registered public accounting firm. The policy requires that the audit committee pre-approve the audit, non-audit and consulting services performed by the independent auditors in order to assure that the provision of such services does not impair the auditors’ independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the audit committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the audit committee. However, the audit committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS.

(a)
List separately all financial statements filed

The financial statements included in this annual report on Form 10-K are listed in Item 8 and commence on page F-2.

(b)
Exhibits

3.1	Declaration of Trust*
3.2	Bylaws*
4.1	Form of Subscription Agreement*
4.2	Description of Securities**
10.1	Investment Management Agreement*
10.2	Administration Agreement*
10.3	Sub-Administration Servicing Agreement*
10.4	Form of Indemnification Agreement*
10.5	Trademark License Agreement between the Fund and Comvest Credit Managers LLC*
10.6	Trademark License Agreement between the Fund and Affiliated Managers Group, Inc.*
10.7	Amended and Restated Expense Limitation and Reimbursement Agreement**
10.8	Placement Agent Agreement*
10.9	Transfer Agent Servicing Agreement*
10.10	Custody Agreement*
10.11	Fund Accounting Servicing Agreement*
21.1	Subsidiaries**
24.1	Powers of Attorney**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended**
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
101	INS Inline XBRL Instance Document*
101	SCH Inline XBRL Taxonomy Extension Schema Document*
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document*
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

* Previously filed as an exhibit to the Fund’s Registration Statement on Form 10 (File No. 000-56588), filed on October 23, 2023 and incorporated herein by reference.

** Filed herewith.

*** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2024.

AMG Comvest Senior Lending Fund

By:	/s/ Robert O’Sullivan
Robert O’Sullivan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

BY:	/s/ ROBERT O’SULLIVAN	Chief Executive Officer and Trustee and Chairman of the Board of Trustees (Principal Executive Officer)	March 27, 2024
Robert O’Sullivan

BY:	/s/ CECILIO M. RODRIGUEZ	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2024
Cecilio M. Rodriguez

BY:	/s/ ERIC RAKOWSKI*	Trustee	March 27, 2024
Eric Rakowski

By:	/s/ PETER MACEWEN*	Trustee	March 27, 2024
Peter MacEwen

BY:	/s/ DAVID LAMBERT*	Trustee	March 27, 2024
David Lambert

*By:	/s/ CECILIO M. RODRIGUEZ
Cecilio M. Rodriguez
As attorney-in-fact

* Pursuant to power of attorney filed herewith.