Form 10-Q
period 2024-03-31
AMG Comvest Senior Lending Fund
filed 2024-05-14
CIK 1987221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01669

AMG Comvest Senior Lending Fund

(Exact Name of Registrant as Specified in Charter)

Delaware	93-4109571
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

360 S Rosemary Avenue, Suite 1700,
West Palm Beach, FL	33401
(Address of Principal Executive Offices)	(Zip Code)

(561) 727-2001

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 1,661,531 issued and outstanding shares of the issuer’s common shares of beneficial interest, $0.001 par value per share, on May 14, 2024.

AMG Comvest Senior Lending Fund

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(amounts in thousands, except share and per share data)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $25,390 and $18,298 as of March 31, 2024 and December 31, 2023, respectively)	$25,267	$18,281
Cash and cash equivalents	16,003	8,511
Receivables:
Receivable for paydowns of investments	8	4
Interest receivable	124	248
Due from affiliates (Note 4)	1,009	682
Prepaid expenses and other assets	308	384
Total Assets	$42,719	$28,110
Liabilities:
Payables:
Accrued professional fees	$845	$264
Accrued organizational and offering costs	235	235
Accrued expenses	180	98
Total Liabilities	$1,260	$597
Commitments and contingencies (Note 5)
Net Assets:
Common Shares, $0.001 par value; unlimited shares authorized; 1,661,531 and 1,100,409 as of March 31, 2024 and December 31, 2023, respectively issued and outstanding	$2	$1
Additional paid-in capital	41,528	27,529
Total distributable earnings (accumulated deficit)	(71)	(17)
Total Net Assets	$41,459	$27,513
Total Liabilities and Net Assets	$42,719	$28,110
Net Asset Value Per Common Share	$24.95	$25.00

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED STATEMENT OF OPERATIONS

(amounts in thousands, except share and per share data)

(Unaudited)

For the Three Months Ended March 31, 2024
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$733
Fee income	14
Total Investment Income	747
Expenses:
Management fees	87
Incentive fees	81
Administrative expenses	17
Professional fees	623
Trustees’ fees	41
Organizational and offering expenses	110
Other general expenses	82
Total Expenses	1,041
Less: Fee waivers (Note 4)	(185)
Less: Expense reimbursement (Note 4)	(755)
Net expenses	101
Net Investment Income (Loss)	646
Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	—
Total net realized gains (losses)	—
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(106)
Total net change in unrealized gains (losses)	(106)
Total realized and unrealized gains (losses)	(106)
Net Increase (Decrease) in Net Assets Resulting from Operations	$540
Per Common Share Data:
Basic and diluted net investment income/(loss) per common share	$0.57
Basic and diluted net increase/(decrease) in net assets resulting from operations per common share	$0.49
Weighted Average Common Shares Outstanding—Basic and Diluted	1,125,074

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(amounts in thousands, except share and per share data)

(Unaudited)

For the Three Months Ended March 31, 2024
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income gain (loss)	$646
Net change in unrealized gains (losses) on investments	(106)
Net Increase (Decrease) in Net Assets Resulting from Operations	540

Net Increase (Decrease) in Net Assets Resulting from Shareholder Distributions	(594)

Proceeds of issuance of common shares	14,000

Total Increase (Decrease) in Net Assets	13,946
Net Assets, Beginning of Period	27,513
Net Assets, End of Period	$41,459

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands)

(Unaudited)

For the Three Months Ended March 31, 2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$540
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized gains (losses)	106
Net accretion of discount and payment in-kind on investments	(28)
Purchases of portfolio investments	(7,332)
Sales or repayments of portfolio investments	264
Increase in operating assets and liabilities:
Decrease in interest receivable	124
Increase in due from affiliates	(327)
Decrease in prepaid expenses and other assets	76
Increase in accrued professional fees	581
Increase in accrued expenses	82
Net cash provided by (used in) operating activities	(5,914)
Cash Flows provided by (used in) Financing Activities:
Distributions paid in cash	(594)
Proceeds from issuance of common shares	14,000
Net cash provided by (used in) financing activities	13,406
Net increase/(decrease) in cash and cash equivalents	7,492
Cash and cash equivalents, beginning of period	8,511
Cash and cash equivalents, end of period	$16,003

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

March 31, 2024

(Unaudited)

Portfolio Company(1)(3)(6)(8)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured(5)
Baker Hill - Revolving Credit Line (4)	Software & Services	SOFR + 7.00% (1.00% floor)	12.33%	7/19/2028	$—	$(3)	$(3)	—%
Baker Hill - Term Loan A	Software & Services	SOFR + 7.00% (1.00% floor)	12.33%	7/19/2028	1,060	1,036	1,031	2.5%
Batteries Plus Holding Corporation - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 6.75% (1.00% floor)	12.18%	6/27/2028	—	(1)	—	—%
Batteries Plus Holding Corporation - Term Loan A (7)	Consumer Services	SOFR + 6.75% (1.00% floor)	12.18%	6/27/2028	479	475	479	1.2%
Billhighway - Delayed Draw Loan (4)(7)	Software & Services	SOFR + 6.75% (1.00% floor)	12.18%	2/8/2029	9	7	7	—%
Billhighway - Revolving Credit Line (4)(7)	Software & Services	SOFR + 6.75% (1.00% floor)	12.18%	2/8/2029	—	(1)	(1)	—%
Billhighway - Term Loan (7)	Software & Services	SOFR + 6.75% (1.00% floor)	12.18%	2/8/2029	960	946	947	2.3%
BKH - Delayed Draw Term Loan (4)(7)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.94%	2/25/2028	—	(1)	—	—%
BKH - Term Loan (7)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.94%	2/25/2028	2,082	2,074	2,082	5.0%
Bradford Health Services - Delayed Draw Loan (7)	Health Care Providers & Services	SOFR + 6.00% (1.00% floor)	11.45%	10/27/2028	732	729	732	1.8%
Bradford Health Services - Term Loan (7)	Health Care Providers & Services	SOFR + 6.00% (1.00% floor)	11.45%	10/27/2028	1,269	1,261	1,269	3.1%
Cardiovascular Logistics - Delayed Draw Term Loan A (7)	Health Care Providers & Services	SOFR + 6.25% (1.00% floor)	11.70%	1/31/2029	493	484	493	1.2%
Cardiovascular Logistics - Delayed Draw Term Loan B (4)(7)	Health Care Providers & Services	SOFR + 6.25% (1.00% floor)	11.70%	1/31/2029	16	7	16	—%
Cardiovascular Logistics - Term Loan (7)	Health Care Providers & Services	SOFR + 6.25% (1.00% floor)	11.70%	1/31/2029	699	685	699	1.7%
CheckedUp - Delayed Draw Term Loan (4)(7)	Technology Hardware & Equipment	SOFR + 5.25% (1.00% floor)	10.68%	10/20/2027	247	245	247	0.6%
CheckedUp - Revolving Credit Line (4)(7)	Technology Hardware & Equipment	SOFR + 5.25% (1.00% floor)	10.68%	10/20/2027	46	45	46	0.1%
CheckedUp - Term Loan (7)	Technology Hardware & Equipment	SOFR + 5.25% (1.00% floor)	10.68%	10/20/2027	881	878	881	2.1%
Discovery SL Management - Delayed Draw Term Loan A (4)	Health Care Providers & Services	SOFR + 5.75% (1.00% floor)	11.05%	3/18/2030	60	58	56	0.1%
Discovery SL Management - Delayed Draw Term Loan B (4)	Health Care Providers & Services	SOFR + 5.75% (1.00% floor)	11.05%	3/18/2030	—	(9)	(18)	—%
Discovery SL Management - Revolving Credit Line (4)	Health Care Providers & Services	SOFR + 5.75% (1.00% floor)	11.05%	3/18/2030	—	(4)	(4)	—%
Discovery SL Management - Term Loan	Health Care Providers & Services	SOFR + 5.75% (1.00% floor)	11.05%	3/18/2030	2,159	2,133	2,133	5.1%
Firebirds - Delayed Draw Term Loan (4)(7)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.70%	3/22/2028	—	—	—	—%
Firebirds - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.70%	3/22/2028	14	14	14	—%
Firebirds - Term Loan (7)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.70%	3/22/2028	621	616	621	1.5%
Hasa - Delayed Draw Loan (4)(7)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.20%	1/10/2029	—	(3)	(2)	—%
Hasa - Revolving Credit Line (4)(7)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.20%	1/10/2029	67	63	65	0.2%
Hasa - Term Loan (7)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.20%	1/10/2029	1,411	1,380	1,394	3.4%
Kemper Sports Management - Delayed Draw Loan (4)(7)	Consumer Services	SOFR + 6.25% (1.00% floor)	11.73%	1/12/2028	443	440	443	1.1%
Kemper Sports Management - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 6.25% (1.00% floor)	11.73%	1/12/2028	—	(1)	—	—%
Kemper Sports Management - Term Loan (7)	Consumer Services	SOFR + 6.25% (1.00% floor)	11.73%	1/12/2028	1,827	1,814	1,827	4.4%
National Debt Relief - Delayed Draw Loan (7)	Diversified Financials	SOFR + 6.50% (1.50% floor)	11.94%	2/7/2028	598	593	590	1.4%
National Debt Relief - Revolving Credit Line (7)	Diversified Financials	SOFR + 6.50% (1.50% floor)	11.94%	2/7/2028	120	119	118	0.3%
National Debt Relief - Term Loan (7)	Diversified Financials	SOFR + 6.50% (1.50% floor)	11.94%	2/7/2028	718	711	708	1.7%
Ojos Locos 3 - Delayed Draw Loan (4)(7)	Consumer Services	SOFR + 6.00% (1.00% floor)	11.56%	8/31/2026	332	325	339	0.8%
Ojos Locos 3 - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 6.00% (1.00% floor)	11.56%	8/31/2026	—	(2)	—	—%
Ojos Locos 3 - Term Loan (7)	Consumer Services	SOFR + 6.00% (1.00% floor)	11.48%	8/31/2026	1,129	1,122	1,138	2.7%
Planet DDS - Delayed Draw Loan (4)(7)	Health Care Technology	SOFR + 7.50% (0.75% floor)	12.93%	7/18/2028	29	28	28	0.1%
Planet DDS - Term Loan (7)	Health Care Technology	SOFR + 7.50% (0.75% floor)	12.97%	7/18/2028	229	224	224	0.5%
Select Rehabilitation - Term Loan	Health Care Providers & Services	SOFR + 8.50% (1.00% floor)	13.93%	10/19/2027	1,933	1,932	1,703	4.1%
Senior Helpers - Delayed Draw Term Loans (4)(8)	Health Care Providers & Services	SOFR + 5.25% (1.00% floor)	10.58%	3/20/2030	—	(15)	(30)	(0.1)%
Senior Helpers - Term Loan (8)	Health Care Providers & Services	SOFR + 5.25% (1.00% floor)	10.58%	3/20/2030	3,546	3,475	3,475	8.4%
Splash Car Wash - Delayed Draw Term Loan A (4)	Consumer Services	SOFR + 6.50% (1.00% floor)	12.06%	6/30/2026	—	(1)	—	—%
Splash Car Wash - Revolving Credit Line (4)	Consumer Services	SOFR + 6.50% (1.00% floor)	12.06%	6/30/2026	11	11	11	—%
Splash Car Wash - Term Loan A	Consumer Services	SOFR + 6.50% (1.00% floor)	12.06%	6/30/2026	328	323	326	0.8%
XDimensional Technologies - Delayed Draw Term Loan A (4)(7)	Software & Services	SOFR + 4.00% (2.00% floor) + 4.00% PIK	13.43%	12/24/2025	—	(2)	(1)	—%
XDimensional Technologies - Revolving Credit Line (4)(7)	Software & Services	SOFR + 4.00% (2.00% floor) + 4.00% PIK	13.43%	12/24/2025	—	(1)	(1)	—%
XDimensional Technologies - Term Loan A (7)	Software & Services	SOFR + 4.00% (2.00% floor) + 4.00% PIK	13.43%	12/24/2025	858	843	847	2.0%
Total First Lien Senior Secured					25,406	25,052	24,929	60.1%
Total Debt Investments					25,406	25,052	24,929	60.1%

Equity Investments
Private Companies
Senior Helpers, LP, Class A-1 Units (8)	Health Care Providers & Services	NA	NA	NA	338	$338	$338	0.8%
Senior Helpers, Class B Units (8)	Health Care Providers & Services	NA	NA	NA	338	—	—	—%
Total Private Companies						338	338	0.8%
Total Equity Investments						338	338	0.8%
Total Investments						25,390	25,267	60.9%
Other Assets in Excess of Liabilities							16,192	39.1%
Net Assets							$41,459	100.0%

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2024

(Unaudited)

(1)
All investments in AMG Comvest Senior Lending Fund (the “Fund”) are considered qualifying assets, under Section 55(a) of the Investment Company Act of 1940. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of March 31, 2024, there were no investments held by the Fund that are considered non-qualifying assets.
(2)
Percentages are based on net assets as of March 31, 2024.
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
(5)
The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR”) and which reset monthly, quarterly, semiannually, or annually. For each, the Fund has provided the spread over the reference rate and the current interest rate in effect at the reporting date. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(6)
All investments domiciled in the United States unless otherwise noted.
(7)
Positions that have a SOFR reference rate, from time to time have an additional spread adjustment. This spread adjustment ranges from 0% - 0.26% depending on the contractual arrangement. These spread adjustments have been included in the all-in rate shown.
(8)
Investment is held by AMG Comvest Senior Lending Blocker MF SPV, LLC, a wholly-owned subsidiary of AMG Comvest Senior Lending Fund.

PIK - Payment in-kind

The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2024:

	At March 31, 2024
	Investments at	Percentage of
Industry	Fair Value	Fair Value
Health Care Providers & Services	$10,862	43.0%
Consumer Services	7,280	28.8
Software & Services	2,826	11.2
Capital Goods	1,457	5.8
Diversified Financials	1,416	5.6
Technology Hardware & Equipment	1,174	4.6
Health Care Technology	252	1.0
	$25,267	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

December 31, 2023

Portfolio Company(1)(3)(6)(8)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured(5)
Baker Hill - Revolving Credit Line (4)	Software & Services	SOFR + 7.00% (1.00% floor)	12.35%	7/19/2028	$—	$(3)	$(3)	—%
Baker Hill - Term Loan A	Software & Services	SOFR + 7.00% (1.00% floor)	12.35%	7/19/2028	1,063	1,037	1,037	3.8%
Batteries Plus Holding Corporation - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 6.75% (1.00% floor)	12.21%	6/27/2028	—	(1)	—	—%
Batteries Plus Holding Corporation - Term Loan A (7)	Consumer Services	SOFR + 6.75% (1.00% floor)	12.21%	6/27/2028	481	476	479	1.7%
BKH - Delayed Draw Term Loan (4)(7)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.97%	2/25/2028	—	(1)	—	—%
BKH - Term Loan (7)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.97%	2/25/2028	2,096	2,086	2,093	7.6%
Bradford Health Services - Delayed Draw Loan (7)	Health Care Providers & Services	SOFR + 6.00% (1.00% floor)	11.48%	10/27/2028	734	730	734	2.7%
Bradford Health Services - Term Loan (7)	Health Care Providers & Services	SOFR + 6.00% (1.00% floor)	11.48%	10/27/2028	1,272	1,263	1,272	4.6%
Cardiovascular Logistics - Delayed Draw Term Loan A (7)	Health Care Providers & Services	SOFR + 6.25% (1.00% floor)	11.73%	1/31/2029	495	484	487	1.8%
Cardiovascular Logistics - Delayed Draw Term Loan B (4)(7)	Health Care Providers & Services	SOFR + 6.25% (1.00% floor)	11.73%	1/31/2029	16	7	9	—%
Cardiovascular Logistics - Term Loan (7)	Health Care Providers & Services	SOFR + 6.25% (1.00% floor)	11.73%	1/31/2029	701	686	690	2.5%
CheckedUp - Delayed Draw Term Loan (4)(7)	Technology Hardware & Equipment	SOFR + 5.25% (1.00% floor)	10.71%	10/20/2027	127	125	127	0.5%
CheckedUp - Revolving Credit Line (4)(7)	Technology Hardware & Equipment	SOFR + 5.25% (1.00% floor)	10.71%	10/20/2027	158	157	158	0.6%
CheckedUp - Term Loan (7)	Technology Hardware & Equipment	SOFR + 5.25% (1.00% floor)	10.71%	10/20/2027	884	879	884	3.2%
Firebirds - Delayed Draw Term Loan (4)(7)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.73%	3/22/2028	—	—	—	—%
Firebirds - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.73%	3/22/2028	19	19	19	0.1%
Firebirds - Term Loan (7)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.73%	3/22/2028	623	617	617	2.2%
Hasa - Delayed Draw Loan (4)(7)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.23%	1/10/2029	—	(3)	(2)	—%
Hasa - Revolving Credit Line (4)(7)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.23%	1/10/2029	18	15	16	0.1%
Hasa - Term Loan (7)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.23%	1/10/2029	1,414	1,383	1,397	5.1%
Kemper Sports Management - Delayed Draw Loan (4)(7)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.98%	1/12/2028	444	440	441	1.6%
Kemper Sports Management - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.98%	1/12/2028	—	(1)	(1)	—%
Kemper Sports Management - Term Loan (7)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.98%	1/12/2028	1,832	1,817	1,819	6.6%
National Debt Relief - Delayed Draw Loan (7)	Diversified Financials	SOFR + 6.00% (1.50% floor)	11.47%	2/24/2027	598	592	590	2.1%
National Debt Relief - Revolving Credit Line (4)(7)	Diversified Financials	SOFR + 6.00% (1.50% floor)	11.47%	2/24/2027	—	(1)	(2)	—%
National Debt Relief - Term Loan (7)	Diversified Financials	SOFR + 6.00% (1.50% floor)	11.47%	2/24/2027	718	711	708	2.6%
Ojos Locos 3 - Delayed Draw Loan	Consumer Services	SOFR + 6.00% (1.00% floor)	11.59%	8/31/2026	333	326	330	1.2%
Ojos Locos 3 - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 6.00% (1.00% floor)	11.59%	8/31/2026	—	(2)	(1)	—%
Ojos Locos 3 - Term Loan (4)(7)	Consumer Services	SOFR + 6.00% (1.00% floor)	11.42%	8/31/2026	1,135	1,127	1,131	4.1%
Planet DDS - Delayed Draw Loan (4)(7)	Health Care Technology	SOFR + 7.50% (0.75% floor)	12.91%	7/18/2028	24	23	23	0.1%
Planet DDS - Term Loan (7)	Health Care Technology	SOFR + 7.50% (0.75% floor)	12.91%	7/18/2028	229	223	224	0.8%
Select Rehabilitation - Term Loan (7)	Health Care Providers & Services	SOFR + 8.50% (1.00% floor)	13.85%	10/19/2027	1,938	1,936	1,853	6.7%
Splash Car Wash - Delayed Draw Term Loan A (4)	Consumer Services	SOFR + 6.50% (1.00% floor) + 1.00% PIK	12.83%	6/30/2026	—	(1)	(1)	—%
Splash Car Wash - Term Loan A	Consumer Services	SOFR + 6.50% (1.00% floor) + 1.00% PIK	12.83%	6/30/2026	327	322	321	1.2%
Splash Car Wash - Revolving Credit Line (4)	Consumer Services	SOFR + 6.50% (1.00% floor) + 1.00% PIK	12.83%	6/30/2026	—	—	—	—%
XDimensional Technologies - Delayed Draw Term Loan A (4)(7)	Software & Services	SOFR + 4.00% (2.00% floor) + 4.00% PIK	9.46%	12/24/2025	—	(2)	(2)	—%
XDimensional Technologies - Revolving Credit Line (4)(7)	Software & Services	SOFR + 4.00% (2.00% floor) + 4.00% PIK	9.46%	12/24/2025	—	(1)	(1)	—%
XDimensional Technologies - Term Loan A	Software & Services	SOFR + 4.00% (2.00% floor) + 4.00% PIK	9.46%	12/24/2025	849	833	835	3.0%
Total First Lien Senior Secured					18,528	18,298	18,281	66.5%
Total Debt Investments					18,528	18,298	18,281	66.5%
Total Investments						$18,298	18,281	66.5%
Other Assets in Excess of Liabilities							9,232	33.5%
Net Assets							$27,513	100.0%

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
(5)
The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR”) and which reset monthly, quarterly, semiannually, or annually. For each, the Fund has provided the spread over the reference rate and the current interest rate in effect at the reporting date. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(6)
All investments domiciled in the United States unless otherwise noted.

AMG COMVEST SENIOR LENDING FUND

SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2023

(7)
Positions that have a SOFR reference rate, from time to time have an additional spread adjustment. This spread adjustment ranges from 0% - 0.26% depending on the contractual arrangement. These spread adjustments have been included in the all-in rate shown.

PIK - Payment in-kind

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2023:

	At December 31, 2023
	Investments at	Percentage of
Industry	Fair Value	Total Portfolio
Consumer Services	$7,247	39.6%
Health Care Providers & Services	5,045	27.6
Software & Services	1,866	10.2
Capital Goods	1,411	7.7
Diversified Financials	1,296	7.1
Technology Hardware & Equipment	1,169	6.4
Health Care Technology	247	1.4
	$18,281	100%

The accompanying notes are an integral part of these financial statements.

AMG COMVEST SENIOR LENDING FUND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share amounts, percentages, and as otherwise indicated)

March 31, 2024

(Unaudited)

Note 1— Organization

Organization

AMG Comvest Senior Lending Fund (the “Fund”) is a Delaware statutory trust. The Fund was formed as a limited partnership on June 28, 2023, under the laws of the State of Delaware. The Fund was initially formed with the name Comvest Credit Partners BDC Fund, L.P., which changed to AMG Comvest Senior Lending Fund on October 23, 2023. The Fund is a diversified, closed-end management investment company that, on October 24, 2023, elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Prior to October 25, 2023, the Fund was treated as a partnership for tax purposes.

The Fund is managed by Comvest Credit Managers, LLC (the “Investment Adviser”), a Delaware limited liability company. The Investment Adviser is an affiliate of Comvest Capital Advisors LLC and Comvest Credit Advisors LLC (collectively, “Comvest Partners”) and Affiliated Managers Group (“AMG”). The Investment Adviser is registered as an investment adviser with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended.

The Fund commenced operations on September 29, 2023, (“Inception Date”) and commenced investment operations on October 18, 2023.

On March 11, 2024, the Fund established AMG Comvest Senior Lending Blocker MF SPV, LLC (the “Subsidiary”), a wholly-owned subsidiary and Delaware limited liability company to hold equity securities of portfolio companies organized as a pass-through entity while continuing to satisfy the requirements of a RIC under the Code.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The Fund’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Fund and its Subsidiary. The Fund is an investment company and accordingly applies specific accounting and financial reporting requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services – Investments Companies.

The Fund’s consolidated interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, the Fund’s consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. The unaudited consolidated interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Fund’s Form 10-K for the year ended December 31, 2023, as filed with the SEC.

All intercompany balances and transactions between the Fund and the Subsidiary have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these consolidated financial statements. Actual results could differ from those estimates.

Valuation of Portfolio Investments

The Investment Adviser applies fair value accounting in accordance with GAAP and valuation policies and procedures (“Valuation Policy”) adopted by the Fund’s Board of Trustees (“Board”). Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Fund’s

Statement of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Fund’s Statement of Operations as “Net change in unrealized gains (losses) of investments”.

The Investment Adviser values the Fund’s portfolio investments on a quarterly basis, or more frequently if required under the 1940 Act. For purposes of the 1940 Act, the Board has designated the Investment Adviser as the Fund’s Valuation Designee under Rule 2a-5 under the 1940 Act (the “Valuation Designee”). The Board provides oversight of the Investment Adviser’s fair value determinations of the Fund’s portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded and those whose market prices are not readily available.

One or more independent valuation firms (each a “Valuation Agent”) are engaged to independently value our investments, in consultation with the Investment Adviser. Our quarterly valuation procedures, which are the procedures that are followed by such Valuation Agent are set forth in more detail below:

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

a) Bond quotes are obtained through independent pricing services. Internal reviews are performed by the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, and/or the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and if so, the quote is used. In the event the Investment Adviser, with the assistance of the Valuation Agent, determines that the bonds quotes are not readily available or otherwise not determinable pursuant to the Fund’s valuation procedures, or not reliable, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and

b) For investments other than bonds, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, and/or the Investment Adviser, look at the number of quotes readily available and perform the following:

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

d) The Investment Adviser determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser’s valuation team and, where applicable, the Valuation Agent or other external service providers; and

e) The Board provides oversight of the valuation process in accordance with Rule 2a-5, which includes a review of the quarterly reports prepared by the Investment Adviser or the Valuation Agent and the fair valuation determinations made by the Investment Adviser.

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

Investment Classification

The Fund classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “Affiliated Investments” are defined as those investments in companies in which the Fund owns 5% or more of the voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of March 31, 2024 and as of December 31, 2023, the Fund did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

Security Transactions

Security transactions are accounted for on a trade date basis.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account. Such cash and cash equivalents, at times, may exceed federally insured limits. Cash and cash equivalents are carried at cost which approximates fair value.

The Fund considers all highly liquid investments that can be converted to cash, or having a maturity date, within three months, when acquired, to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Fund held cash and cash equivalents in the form of money market fund shares held in First American Government Obligations Fund Class X with a fair value of $1.9 million and $8.5 million, respectively, representing 4.5% and 30.9%, respectively, of the Fund’s net assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), as inputs in the valuation are observable.

Organizational Expenses and Offering Costs

The Fund will bear the organizational expenses and offering costs incurred in connection with its formation of and the offering of its common shares of beneficial interest, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. Additionally, the Fund will bear the organizational expenses and offering costs incurred in connection with the formation of AMG

Comvest Senior Lending Feeder Fund LLC (“Feeder Fund I”) and AMG Comvest Senior Lending Feeder Fund II LLC (“Feeder Fund II”).

Organizational expenses are expensed as incurred, while offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of investment operations. As of March 31, 2024 and December 31, 2023, unamortized offering costs of $303.6 and $384.0, respectively, were deferred and are reflected in the Statements of Assets and Liabilities as part of prepaid expenses and other assets. For the three months ended March 31, 2024, the Fund expensed offering costs in the amount of $110.4.

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

Income Taxes

The Fund intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under the Code and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify and be subject to tax as a RIC, among other things, the Fund will be required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its shareholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Fund intends to make the requisite distributions to its shareholders, which will generally relieve the Fund from U.S. federal income taxes with respect to all income distributed to its shareholders. The Fund evaluated tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.

The Subsidiary filed an election with the Internal Revenue Service to be treated as a corporation for tax purposes and is subject to U.S. federal and state income taxes. For the three months ended March 31, 2024, the Subsidiary did not incur current or deferred tax expenses.

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

Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to the consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on the consolidated financial statements.

The following table presents fair value measurements of investments, by major class, as of March 31, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$24,929	$24,929
Equity	—	—	338	338
Total	$—	$—	$25,267	$25,267

The following table presents fair value measurements of investments, by major class, as of December 31, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$18,281	$18,281
Total	$—	$—	$18,281	$18,281

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2024:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2023	$18,281	$—	$18,281
Purchases and other adjustments to cost	7,002	338	7,340
Sales and repayments	(268)	—	(268)
Net realized gains (losses)	—	—	—
Net change in unrealized gains/(losses) on investments	(106)	—	(106)
Net accretion of discount on investments	20	—	20
Balance as of March 31, 2024	$24,929	$338	$25,267
Net change in unrealized gains/(losses) for the period relating to those Level 3 assets that were still held by the Fund at the end of the period:	$(106)	$—	$(106)

For the three months ended March 31, 2024, there were no transfers between levels of the fair value hierarchy.

Significant Unobservable Inputs

The following tables summarize the significant unobservable inputs used to value Level 3 investments as of March 31, 2024 and December 31, 2023, respectively. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range					Impact to Valuation from
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum		Maximum		Weighted Average (a)	an Increase in Input (b)
First Lien Senior Secured	$24,929	Discounted Cash Flow	Discount Rate	8.6%		19.8%		11.2%	Decrease
Equity	338	Market Comparables	EBITDA Multiple	14.3	x	15.3	x	14.8	Decrease
Total	$25,267
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

				Selected Input Range			Impact to Valuation from
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)	an Increase in Input (b)
First Lien Senior Secured	$18,281	Discounted Cash Flow	Discount Rate	9.2%	16.4%	11.9%	Decrease
Total	$18,281
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

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

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

For the three months ended March 31, 2024, the Fund incurred $87.0 in Management Fees under the Investment Management Agreement. The Investment Adviser has chosen to voluntarily waive $87.0 of Management Fees earned in accordance to the Investment Management Agreement for the three months ended March 31, 2024, which is reflected in the Statement of Operations as a part of Fee Waivers. Any fees waived under the Investment Management Agreement are not subject to future reimbursement to the Investment Adviser pursuant to the Expense Limitation and Reimbursement Agreement.

Incentive Fee

The Incentive Fee consists of two components that are independent of each other. A portion of the Incentive Fee is based on a percentage of the Fund’s income and a portion is based on a percentage of the Fund’s capital gains, each as described below:

The first part is calculated and payable quarterly in arrears on the Fund’s Pre-Incentive Fee Net Investment Income Returns. For this purpose, Pre-Incentive Fee Net Investment Income Returns means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by Investment Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity), accrued during the month, minus the Fund’s operating expenses for the month (including the Management Fee, taxes, any expenses payable under the Investment Management Agreement and Administration Agreement, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and shareholder servicing and /or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with payment in-kind (“PIK”) interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

For the three months ended March 31, 2024, the Fund incurred $81.0 in Incentive Fees under the Investment Management Agreement. The Investment Adviser has chosen to voluntarily waive $81.0 of incentive fees earned in accordance to the Investment Management Agreement for the three months ended March 31, 2024. Any fees waived under the Investment Management Agreement are not subject to future reimbursement to the Investment Adviser pursuant to the Expense Limitation and Reimbursement Agreement.

Administration Agreement

The Fund entered into an administration agreement (the “Administration Agreement”) with AMG Funds LLC, a Delaware limited liability company and wholly-owned subsidiary of AMG (the “Administrator”), under which the Administrator will perform or oversees the performance of certain administrative services for the Fund. The Fund will pay the Administrator a fee (the “Administration Fee”) at the rate of 0.25% per annum of the Fund’s net assets as of the beginning of the first calendar day of the applicable quarter. The Administration Fee will be calculated and payable quarterly in arrears.

For the three months ended March 31, 2024, the Fund incurred $17.0 in Administration Fees under the Administration Agreement. The Administrator has chosen to voluntarily waive $17.0 of administration fees earned in accordance with the Administration Agreement for the three months ended March 31, 2024, which is reflected in the Statement of Operations as a part of Fee Waivers. Any fees waived under the Administration Agreement are not subject to future reimbursement to the Administrator pursuant to the Expense Limitation and Reimbursement Agreement.

Amended and Restated Expense Limitation and Reimbursement Agreement

Effective December 26, 2023, the Investment Adviser and the Administrator entered into an Amended and Restated Expense Limitation and Reimbursement Agreement with the Fund for a two year term beginning on the effective date of the Investment Management Agreement and ending on October 23, 2025 thereof (the “Limitation Period”) to pay, absorb, or reimburse the Fund’s aggregate Operating Expenses (as defined below) on the Fund’s behalf (x) above 1.25% of the value of the Fund’s quarterly net assets as of the beginning of the first calendar day of the applicable quarter adjusted for any share issuances or repurchases during the applicable quarter for the period of time that the Fund operates as a privately offered, non-traded BDC and (y) above 1.25% of the value of the Fund’s monthly net assets as of the beginning of the first calendar day of the applicable month adjusted for any share issuances or repurchases for the applicable month during the period of time that the Fund operates as a publicly- offered, non- traded BDC (each such payment, absorption or reimbursement, a “Required Expense Payment”).

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

The Fund agrees to carry forward the amount of any Expense Payment for a period not to exceed three years from the end of the month in which such Expense Payment was paid or reimbursed by the Investment Adviser and the Administrator, and to reimburse the Investment Adviser and the Administrator on a 50/50 basis in the amount of such Expense Payment as promptly as possible, on a monthly basis, even if such reimbursement occurs after the termination of the Limitation Period (each such payment, a “Reimbursement Payment”), provided that the Fund’s operating expense ratio (“Operating Expense Ratio”) (expressed as a percentage of the Fund’s net assets and including the amount of the reimbursed payment) at the time of the reimbursement payment is less than the Fund’s expense ratio (expressed as a percentage of the Fund’s net assets) at the time the Required Expense Payment was made. In respect of a Voluntary Expense Payment, no Reimbursement Payment for any quarter shall be made if and to the extent that: (1) the Effective Rate of Distributions Per Share (expressed as the annualized rate of regular cash distributions per share exclusive of returns of capital and declared special dividends or special distributions, if any) declared by the Fund at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Voluntary Payment was made to which such Reimbursement Payment relates or (2) the Fund’s Operating Expense Ratio at the time of such Reimbursement Payment (including the amount of the Reimbursement Payment) is greater than the Operating Expense Ratio at the time of the Voluntary Payment was made.

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

For the three months ended March 31, 2024, the Fund was reimbursed $755 by the Investment Adviser and the Administrator. The cumulative reimbursement of $1.9 million will expire between September 30, 2026 through February 28, 2027. As of March 31, 2024, the Investment Adviser and the Administrator owed the Fund $1.0 million in expense reimbursement, which is reflected in the Statement of Assets and Liabilities under Due from Affiliate.

Co-Investment Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On August 2, 2021, the SEC granted Commonwealth Credit Partners BDC I, Inc., an affiliate of Comvest Partners, an exemptive relief order (the “Order”) that allows it and the Fund to enter into certain negotiated co-investment transactions alongside other funds managed by the Investment Adviser or its affiliates in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with conditions. Pursuant to the Order, the Fund is permitted to co-invest with its affiliates if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Fund’s independent trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Fund and the Fund’s shareholders and do not involve overreaching in respect of the Fund or the Fund’s shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Fund’s shareholders and is consistent with the Fund’s investment objective and strategies.

Note 5—Commitments and Contingencies

Commitments

In the ordinary course of business, the Fund may enter into future funding commitments. As of March 31, 2024, the Fund had unfunded commitments on delayed draw term loans and revolving credit lines of $5.2 million and $1.3 million, respectively. As of December 31, 2023, the Fund had unfunded commitments on delayed draw term loans and revolving credit lines of $1.9 million and $0.9 million, respectively.

As of March 31, 2024, the Fund’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Baker Hill	First Lien Senior Secured	Revolving Credit Line	$115
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	63
Billhighway	First Lien Senior Secured	Delayed Draw Loan	151
Billhighway	First Lien Senior Secured	Revolving Credit Line	80
BKH	First Lien Senior Secured	Delayed Draw Loan	208
Cardiovascular Logistics	First Lien Senior Secured	Delayed Draw Loan	461
CheckedUp	First Lien Senior Secured	Delayed Draw Loan	49
CheckedUp	First Lien Senior Secured	Revolving Credit Line	138
Discovery SL Management	First Lien Senior Secured	Delayed Draw Loan	300
Discovery SL Management	First Lien Senior Secured	Delayed Draw Loan	1,499
Discovery SL Management	First Lien Senior Secured	Revolving Credit Line	300
Firebirds	First Lien Senior Secured	Delayed Draw Loan	38
Firebirds	First Lien Senior Secured	Revolving Credit Line	24
Hasa	First Lien Senior Secured	Delayed Draw Loan	157
Hasa	First Lien Senior Secured	Revolving Credit Line	85
Kemper Sports Management	First Lien Senior Secured	Delayed Draw Loan	96
Kemper Sports Management	First Lien Senior Secured	Revolving Credit Line	163
Ojos Locos 3	First Lien Senior Secured	Delayed Draw Loan	595
Ojos Locos 3	First Lien Senior Secured	Revolving Credit Line	233
Planet DDS	First Lien Senior Secured	Delayed Draw Loan	7
Senior Helpers	First Lien Senior Secured	Delayed Draw Loan	1,519
Splash Car Wash	First Lien Senior Secured	Delayed Draw Loan	42
Splash Car Wash	First Lien Senior Secured	Revolving Credit Line	3
XDimensional Technologies	First Lien Senior Secured	Delayed Draw Loan	120
XDimensional Technologies	First Lien Senior Secured	Revolving Credit Line	60
Total			$6,506

As of December 31, 2023, the Fund’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Baker Hill	First Lien Senior Secured	Revolving Credit Line	$115
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	63
BKH	First Lien Senior Secured	Delayed Draw Loan	208
Cardiovascular Logistics	First Lien Senior Secured	Delayed Draw Loan	461
CheckedUp	First Lien Senior Secured	Delayed Draw Loan	171
CheckedUp	First Lien Senior Secured	Revolving Credit Line	26
Firebirds	First Lien Senior Secured	Delayed Draw Loan	38
Firebirds	First Lien Senior Secured	Revolving Credit Line	19
Hasa	First Lien Senior Secured	Delayed Draw Loan	157
Hasa	First Lien Senior Secured	Revolving Credit Line	133
Kemper Sports Management	First Lien Senior Secured	Delayed Draw Loan	96
Kemper Sports Management	First Lien Senior Secured	Revolving Credit Line	163
National Debt Relief	First Lien Senior Secured	Revolving Credit Line	120
Ojos Locos 3	First Lien Senior Secured	Delayed Draw Loan	595
Ojos Locos 3	First Lien Senior Secured	Revolving Credit Line	233
Planet DDS	First Lien Senior Secured	Delayed Draw Loan	12
Splash Car Wash	First Lien Senior Secured	Delayed Draw Loan	42
Splash Car Wash	First Lien Senior Secured	Revolving Credit Line	14
XDimensional Technologies	First Lien Senior Secured	Delayed Draw Loan	121
XDimensional Technologies	First Lien Senior Secured	Revolving Credit Line	60
Total			$2,846

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the consolidated financial statements and reflected as an adjustment to the valuation of the related security in the Schedules of Investments as of March 31, 2024 and December 31, 2023. The par amount of the unfunded portfolio company commitments is not recognized by the Fund until the commitment is funded.

Unfunded portfolio company commitments may expire without being drawn upon, and therefore, do not necessarily represent future cash requirements or future earning assets for the Fund. The Fund believes that it maintains sufficient liquidity in the form of cash, financing capacity and unfunded capital commitments (“Capital Commitments”) from its investors to cover any outstanding unfunded portfolio company commitments that the Fund may be required to fund.

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

Note 6—Capital

Investor Commitments

As of March 31, 2024, the Fund had $50.0 million in Capital Commitments, of which $8.5 million were unfunded. As of December 31, 2023, the Fund had $27.5 million in Capital Commitments, of which $0 were unfunded.

Capital Drawdowns

The following table summarizes the total shares issued and net proceeds related to capital drawdowns for the three months ended March 31, 2024:

Share Issue Date	Shares Issued	Net Proceeds Received
March 28, 2024	561,122	$14,000
Total Shares Issued	561,122	$14,000

There were no shares issued through the Dividend Reinvestment Plan for the three months ended March 31, 2024.

As of March 31, 2024 and December 31, 2023, 409 of the Fund’s common shares were owned by Comvest Group Holdings SPV II LLC, a wholly owned subsidiary of an affiliate of Comvest Partners, and 1,661,122 and 1,100,000, respectively, of the Fund’s common shares were owned by Feeder Fund I.

Distributions and Dividends

Distributions paid during the three months ending March 31, 2024, totaled $594.

The following table reflects distributions declared, per share that have been declared by the Board for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount
March 27, 2024	March 27, 2024	March 28, 2024	$0.54

Distributions to the Fund’s shareholders are recorded on the record date as set by the Fund’s Board. The Fund intends to make distributions to its shareholders that will be sufficient to enable the Fund to qualify and maintain its status as a RIC. The Fund intends to distribute approximately all of its net investment income on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Fund may retain certain net capital gains for reinvestment.

The Fund has adopted a Dividend Reinvestment Plan that provides for reinvestment of any distributions declared on behalf of its shareholders, unless a shareholder elects to receive cash.

Note 7—Net Assets

The Fund commenced investment operations on October 18, 2023. The Fund did not have significant net asset activity prior to this date.

The following table reflects the net assets activity for the three months ended March 31, 2024:

	Common shares	Common shares-par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of December 31, 2023	1,100,409	$1	$27,529	$(17)	$27,513
Issuance of common shares, net of issuance costs	561,122	1	13,999	—	14,000
Distributions to shareholders	—	—	—	(594)	(594)
Net investment income (loss)	—	—	—	646	646
Net change in unrealized gain (loss) on investments	—	—	—	(106)	(106)
Balance as of March 31, 2024	1,661,531	$2	$41,528	$(71)	$41,459

Note 8—Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2024 there are no dilutive securities. The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share resulting from operations for the three months ended March 31, 2024.

For the Three Months Ended March 31, 2024
Net increase (decrease) in net assets resulting from operations	$540
Weighted average shares of common shares outstanding-basic and diluted	1,125,074
Earnings (loss) per share of common shares-basic and diluted	$0.49

Note 9—Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2024:

For the Three Months Ended March 31, 2024
Per Common Share Operating Performance
Net Asset Value, Beginning of Period:	$25.00
Results of Operations:
Net Investment Income (Loss) (1)	0.57
Net Realized and Unrealized Gain (Loss) on Investments	(0.08)
Net Increase (Decrease) in Net Assets Resulting from Operations	0.49
Distributions to Common Shareholders
Distributions from Net Investment Income	(0.54)
Net Decrease in Net Assets Resulting from Distributions	(0.54)
Net Asset Value, End of Period	$24.95
Shares Outstanding, End of Period	1,661,531
Total return(2)(4)	1.96%
Net assets, end of period	$41,459
Ratio/Supplemental Data
Weighted average shares outstanding	1,125,074
Ratio of net investment income (loss) to average net assets without waivers (3)	(4.20%)
Ratio of net investment income (loss) to average net assets with waivers (3)	9.24%
Ratio of total expenses to average net assets without waivers (3)	14.89%
Ratio of total expenses to average net assets with waivers (3)	1.44%
Asset Coverage Ratio	N/A
Portfolio turnover rate (4)	1.23%

(1)
The per common share data was derived by using weighted average shares outstanding.
(2)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the period reported.
(3)
Annualized.
(4)
Not Annualized.

Note 10—Subsequent Events

The Fund has evaluated subsequent events through the filing of this Form 10-Q and has determined that no material events or transactions occurred through the issuance date of the Fund's consolidated financial statements which require additional disclosure in or adjustment of the Fund's consolidated financial statements, except:

On April 17, 2024, Feeder Fund I increased its Capital Commitment in the Fund by $4.0 million, which increased Feeder Fund I's total Capital Commitment to $54 million of which $12.5 million was unfunded. In connection with the increased Capital Commitment on April 17, 2024, the Fund issued a call notice for $12.5 million which was payable on April 30, 2024. Additionally, on May 6, 2024, Feeder Fund I increased its Capital Commitment in the Fund by another $12.5 million which remains unfunded.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in management’s discussion and analysis of financial conditions and results of operations relates to AMG Comvest Senior Lending Fund (collectively, “we”, “us”, “our”, or the “Fund”).

Forward-Looking Statements

The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q (the “Report”). Some of the statements in this Report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:

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
•
interest rate volatility; and
•
the risk factors set forth in Part I—Item 1A.—Risk Factors, contained in our annual report on Form 10-K for the year ended December 31, 2023 and in this Report.

Forward-looking statements are identified by their use of such terms and phrases such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Part I—Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2023 and in this Report.

We have based the forward-looking statements included in this Report on information available to us on the date of this Report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

The Fund is an externally managed, diversified, closed-end management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and that intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Fund was formed as Comvest Credit Partners BDC Fund, L.P. on June 28, 2023 as a limited partnership under the laws of the State of Delaware. The Fund changed its name to AMG Comvest Senior Lending Fund on October 23, 2023 and converted to a Delaware statutory trust by operation of law on October 24, 2023. The Fund commenced operations on September 29, 2023 (“Inception Date”) and commenced investment operations on October 18, 2023.

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

Portfolio and Investment Activity

During the three months ended March 31, 2024, we made $7.3 million of investments in new or existing portfolio companies and had $268,000 in aggregate amount of sales and repayments, resulting in net investments of $7.0 million for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at March 31, 2024 was as follows:

	March 31, 2024
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	99%	11.7%
Equity	1%	—
Total	100%	11.7%

Our portfolio composition, based on fair value at December 31, 2023 was as follows:

	December 31, 2023
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	100%	11.8%
Total	100%	11.8%

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

The weighted average risk rating of our investments based on fair value was 2.1 as of March 31, 2024. As of March 31, 2024, the Fund had no portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Fund’s non-accrual policy.

	As of March 31, 2024
Internal Performance Rating	Investments at Fair Value (in thousands)	Percentage of Total Investments
1	$—	—%
2	23,564	93.3
3	—	—
4	1,703	6.7
5	—	—
6	—	—
Total	$25,267	100.0%

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

The following table shows the weighted average rate, spread over the reference rate of floating rate and fees of investments originated during the three months ended March 31, 2024.

Weighted average rate of new investment fundings	10.97%
Weighted average spread over the reference rate of new floating rate investment fundings	5.63%
Weighted average OID fees of new investment fundings	1.66%

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2024 was as follows (dollars in thousands):

For the Three Months Ended March 31, 2024
Total investment income	$747
Less: Net expenses	101
Net investment income	646
Net realized gains (loss) on investments	-
Net change in unrealized income (losses) on investments	(106)
Net increase (decrease) in net assets resulting from operations	$540

Investment Income

Investment income for the three months ended March 31, 2024 was driven by deployment of capital and interest income from our investments. The composition of our investment income was as follows (dollars in thousands):

For the Three Months Ended March 31, 2024
Interest from investments	$733
Fee income	14
Total investment income	$747

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2024 was as follows (dollars in thousands):

For the Three Months Ended March 31, 2024
Management fees	$87
Incentive fees	81
Administrative expenses	17
Professional fees	623
Trustees’ fees	41
Organizational and offering expenses	110
Other general expenses	82
Fee waivers	(185)
Expense reimbursement	(755)
Net expenses	$101

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three months ended March 31, 2024 were as follows (dollars in thousands):

For the Three Months Ended March 31, 2024
Net realized gains (losses)
Non-affiliate investments	$—
Total net realized gains (losses)	—
Net change in unrealized gains (losses) on investments
Non-affiliate investments	(106)
Total net change in unrealized gains (losses) on investments	(106)
Total net realized and unrealized gains (losses)	$(106)

Recent Developments

Recent Accounting Standards Update

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Fund does not expect this guidance to impact its consolidated financial statements.

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

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	As of
	March 31, 2024	December 31, 2023
Cash and cash equivalents	$16,003	$8,511
Unfunded portfolio company commitments	(6,506)	(2,846)
Undrawn capital commitments	8,500	-
Total operational liquidity	$17,997	$5,665

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

Administration Agreement

On October 20, 2023, we entered into an Administration Agreement with the Administrator. Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services necessary for the operation of the Fund, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Fund’s other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Fund’s Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Administrator may also provide on our behalf managerial assistance to our portfolio companies. In consideration of the administrative services provided by the Administrator to the Fund, the Fund will pay the Administrator an Administration Fee at the rate of 0.25% per annum of the Fund’s net assets as of the beginning of the first calendar day of the applicable quarter. The Administration Fee will be calculated and payable quarterly in arrears.

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

Distributions and Dividends

Distributions declared for the three months ended March 31, 2024 totaled $593,960.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the current fiscal quarter and most recent fiscal period ended December 31, 2023:

Date Declared	Record Date	Payment Date	Per Share Amount
March 27, 2024	March 27, 2024	March 28, 2024	$0.54

Date Declared	Record Date	Payment Date	Per Share Amount
December 28, 2023	December 28, 2023	December 29, 2023	$0.55

We intend to pay quarterly distributions to our shareholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.

Borrowings

We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. The Fund had no borrowings as of March 31, 2024 and did not borrow money for the three months ended March 31, 2024. We may in the future, though, determine to utilize a greater amount of leverage, including for investment purposes.

Contractual Obligations

We have entered into an Investment Management Agreement with the Investment Adviser pursuant to the 1940 Act to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. Payments for investment advisory services under the Advisory Agreement are described under Item 1. Financial Statements – Notes to Financial Statements – Note 4. Related Party Transactions. Payments for administration services under the Administration Agreement are described under Item 1. Financial Statements –Notes to Financial Statements – Note 4. Related Party Transactions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of March 31, 2024, we had unfunded commitments on revolving credit lines and delayed draw term loans of $6.5 million. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand and undrawn Capital Commitments from our investors. Please refer to Note 5—Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

Significant Accounting Estimates and Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we will evaluate our estimates, including those related to the matters described below. Actual results could differ from those estimates.

While our significant accounting policies are also described in Note 2 of the notes to our consolidated financial statements appearing elsewhere in this report, we believe the following accounting policy, Valuation of Portfolio Investments, requires the most significant judgment in the preparation of our consolidated financial statements because it involves judgments and assumptions about highly complex and inherently uncertain matters. In addition, the impact of reasonably different estimates and assumptions could have a greater impact on our consolidated financial statements.

Valuation of Portfolio Investments

The Investment Adviser applies fair value accounting in accordance with GAAP and the Valuation Policy. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Fund’s Statement of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Fund’s Statement of Operations as “Net change in unrealized gains (losses) of investments”.

The Investment Adviser values the Fund’s portfolio investments on a quarterly basis, or more frequently if required under the 1940 Act. For purposes of the 1940 Act, the Board has designated the Investment Adviser as the Fund’s Valuation Designee. The Board provides oversight of the Investment Adviser’s fair value determinations of the Fund’s portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded and those whose market prices are not readily available.

One or more independent valuation firms (each a “Valuation Agent”) are engaged to independently value our investments, in consultation with the Investment Adviser. Our quarterly valuation procedures, which are the procedures that are followed by such Valuation Agent are set forth in more detail below:

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

a) Bond quotes are obtained through independent pricing services. Internal reviews are performed by the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, and/or the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and if so, the quote is used. In the event the Investment Adviser, with the assistance of the Valuation Agent, determines that the bonds quotes are not readily available or otherwise not determinable pursuant to the Fund’s valuation procedures, or not reliable, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and

b) For investments other than bonds, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, and/or the Investment Adviser, look at the number of quotes readily available and perform the following:

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

d) The Investment Adviser determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser’s valuation team and, where applicable, the Valuation Agent or other external service providers; and

e) The Board provides oversight of the valuation process in accordance with Rule 2a-5, which includes a review of the quarterly reports prepared by the Investment Adviser or the Valuation Agent and the fair valuation determinations made by the Investment Adviser.

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

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective interest method. Loan origination fees, OID and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Fund may have loans in its portfolio that contain a payment-in-kind (“PIK” interest provision). PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when deemed by the issuer.

Fee Income

Fee income, such as structuring fees, loan monitoring, amendment, syndication, commitment, termination, and other loan fees are recognized as income when earned, either upon receipt or amortized into fee income. Upon the re-payment of a loan or debt security, any prepayment penalties and unamortized loan fees are recorded as fee income.

Non-accrual

Investments may be placed on non-accrual status when principal or interest payments are past due and/or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment of the ultimate outcome. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Net Realized Gain or Loss and Net Change in Unrealized Gain or Loss

Investment transactions are accounted for on the trade date. Gain or loss on the sale of investments is calculated using the specific identification method. Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when a gain or loss is realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The U.S. Federal Reserve and other central banks have raised interest rates multiple times in recent years. As a result, key base interest rates, such as SOFR, may fluctuate over time. As of March 31, 2024, 99% of investments at fair value represent floating-rate investments with a reference rate floor and none of our debt investments at fair value represent fixed-rate investments.

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

Assuming that the interim and unaudited Statement of Assets and Liabilities as of March 31, 2024, was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 100 basis points	$(254)
Down 200 basis points	(508)
Up 100 basis points	254
Up 200 basis points	508
Up 300 basis points	762

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2024. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

Management has not identified any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Report, you should carefully consider the factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, our financial condition, our investments and/or operating results. During the three months ended March 31, 2024, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Fund did not make any sales of unregistered securities during the fiscal quarter ended March 31, 2024 that were not previously disclosed in a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this Report, or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description of Document

3.1	Declaration of Trust*
3.2	Bylaws*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended**
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).**

* Previously filed as an exhibit to the Fund’s Registration Statement on Form 10 (File No. 000-56588), filed on October 23, 2023 and incorporated herein by reference.

** Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMG Comvest Senior Lending Fund

Date: May 14, 2024	By:	/s/ Robert O’Sullivan
	Name: Title:	Robert O’Sullivan Chief Executive Officer

Date: May 14, 2024	By:	/s/ Cecilio M. Rodriguez
	Name: Title:	Cecilio M. Rodriguez Chief Financial Officer