Form 10-Q
period 2024-06-30
AMG Comvest Senior Lending Fund
filed 2024-08-14
CIK 1987221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 3,355,513 issued and outstanding shares of the issuer’s common shares of beneficial interest, $0.001 par value per share, on August 14, 2024.

AMG Comvest Senior Lending Fund

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands, except share and per share data)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $66,719 and $18,298 as of June 30, 2024 and December 31, 2023, respectively)	$66,765	$18,281
Cash and cash equivalents	15,903	8,511
Receivables:
Receivable for paydowns of investments	39	4
Interest receivable	509	248
Due from affiliates (Note 4)	1,423	682
Prepaid expenses and other assets	641	384
Total Assets	$85,280	$28,110
Liabilities:
Payables:
Management fee payable, net (Note 4)	$115	$—
Deferred tax liability	9	—
Incentive fee payable	7	—
Accrued professional fees	728	264
Accrued organizational and offering costs	—	235
Accrued expenses	255	98
Total Liabilities	$1,114	$597
Commitments and contingencies (Note 5)
Net Assets:
Common Shares, $0.001 par value; unlimited shares authorized; 3,355,513 and 1,100,409 as of June 30, 2024 and December 31, 2023, respectively, issued and outstanding	$3	$1
Additional paid-in capital	84,027	27,529
Total distributable earnings (accumulated deficit)	136	(17)
Total Net Assets	$84,166	$27,513
Total Liabilities and Net Assets	$85,280	$28,110
Net Asset Value Per Common Share	$25.08	$25.00

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$1,337	$2,071
Fee income	34	48
Total Investment Income	1,371	2,119
Expenses:
Management fees	158	246
Incentive fees	7	88
Administrative expenses	32	49
Professional fees	1,257	1,880
Trustees’ fees	53	94
Organizational and offering expenses	171	281
Other general expenses	98	182
Total Expenses	1,776	2,820
Less: Fee waivers (Note 4)	(51)	(237)
Less: Expense reimbursement (Note 4)	(1,423)	(2,178)
Net expenses	302	405
Net Investment Income (Loss)	1,069	1,714
Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	7	7
Total net realized gains (losses)	7	7
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	168	63
Net change in deferred tax liability	(9)	(9)
Total net change in unrealized gains (losses)	159	54
Total realized and unrealized gains (losses)	166	61
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,235	$1,775
Per Common Share Data:
Basic and diluted net investment income/(loss) per common share	$0.53	$1.08
Basic and diluted net increase/(decrease) in net assets resulting from operations per common share	$0.61	$1.12
Weighted Average Common Shares Outstanding—Basic and Diluted	2,036,017	1,582,603

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income gain (loss)	$1,069	$1,714
Net realized gains (losses) on investments	7	7
Net change in unrealized gains (losses) on investments	159	54
Net Increase (Decrease) in Net Assets Resulting from Operations	1,235	1,775

Net Increase (Decrease) in Net Assets Resulting from Shareholder Distributions	(1,028)	(1,622)

Proceeds from issuance of common shares	42,500	56,500

Total Increase (Decrease) in Net Assets	42,707	56,653
Net Assets, Beginning of Period	41,459	27,513
Net Assets, End of Period	$84,166	$84,166

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands)

(Unaudited)

For the Six Months Ended June 30, 2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$1,775
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	(7)
Net change in unrealized gains (losses) (net of deferred taxes)	(54)
Net accretion of discount and payment in-kind on investments	(60)
Purchases of portfolio investments	(49,090)
Sales or repayments of portfolio investments	702
Increase (decrease) in operating assets and liabilities:
Increase in interest receivable	(262)
Increase in due from affiliates	(741)
Increase in prepaid expenses and other assets	(257)
Increase in management fees payable, net	115
Increase in incentive fee payable, net	7
Increase in accrued professional fees	464
Decrease in accrued organizational cost	(235)
Increase in accrued expenses	157
Net cash provided by (used in) operating activities	(47,486)
Cash Flows provided by (used in) Financing Activities:
Distributions paid in cash	(1,622)
Proceeds from issuance of common shares	56,500
Net cash provided by (used in) financing activities	54,878
Net increase/(decrease) in cash and cash equivalents	7,392
Cash and cash equivalents, beginning of period	8,511
Cash and cash equivalents, end of period	$15,903

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

June 30, 2024

(Unaudited)

Portfolio Company(1)(3)(6)(8)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured (5)
Allbridge - Delayed Draw Term Loan(4)	Telecommunication Services	SOFR + 5.75% (1.00% floor)	11.09%	6/5/2030	$—	$(1)	$(2)	—%
Allbridge - Revolving Credit Line(4)	Telecommunication Services	SOFR + 5.75% (1.00% floor)	11.09%	6/5/2030	—	(2)	(2)	0.0%
Allbridge - Term Loan	Telecommunication Services	SOFR + 5.75% (1.00% floor)	11.09%	6/5/2030	1,790	1,768	1,768	2.1%
Baker Hill - Revolving Credit Line(4)	Software & Services	SOFR + 7.00% (1.00% floor)	12.44%	7/19/2028	—	(2)	(4)	—%
Baker Hill - Term Loan A	Software & Services	SOFR + 7.00% (1.00% floor)	12.44%	7/19/2028	1,057	1,034	1,024	1.2%
Batteries Plus Holding Corporation - Revolving Credit Line(4)(7)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	12.19%	6/27/2028	—	(1)	—	—%
Batteries Plus Holding Corporation - Term Loan(7)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	12.19%	6/27/2028	478	474	478	0.6%
Billhighway - Delayed Draw Loan(4)(7)	Software & Services	SOFR + 6.75% (1.00% floor)	12.19%	2/8/2029	26	23	25	—%
Billhighway - Revolving Credit Line(4)(7)	Software & Services	SOFR + 6.75% (1.00% floor)	12.19%	2/8/2029	—	(1)	—	—%
Billhighway - Term Loan(7)	Software & Services	SOFR + 6.75% (1.00% floor)	12.19%	2/8/2029	960	947	955	1.1%
BKH - Delayed Draw Term Loan(4)(7)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.96%	2/25/2028	—	(1)	—	—%
BKH - Term Loan(7)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.96%	2/25/2028	2,069	2,061	2,069	2.5%
Bradford Health Services - Delayed Draw Term Loan(7)	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	11.48%	10/27/2028	731	726	731	0.9%
Bradford Health Services - Term Loan(7)	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	11.48%	10/27/2028	1,266	1,258	1,266	1.5%
Cardiovascular Logistics - Delayed Draw Term Loan A(7)	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	11.58%	1/31/2029	492	483	492	0.6%
Cardiovascular Logistics - Delayed Draw Term Loan B(4)(7)	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	11.58%	1/31/2029	16	7	16	—%
Cardiovascular Logistics - Term Loan(7)	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	11.58%	1/31/2029	697	684	697	0.8%
CheckedUp - Delayed Draw Term Loan(4)(7)	Media & Entertainment	SOFR + 5.50% (1.00% floor)	10.69%	10/20/2027	246	244	246	0.3%
CheckedUp - Revolving Credit Line(4)(7)	Media & Entertainment	SOFR + 5.50% (1.00% floor)	10.69%	10/20/2027	18	18	18	—%
CheckedUp - Term Loan(7)	Media & Entertainment	SOFR + 5.50% (1.00% floor)	10.69%	10/20/2027	879	876	879	1.0%
Discovery SL Management, LLC - Delayed Draw Term Loan A	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	11.09%	3/18/2030	360	358	357	0.4%
Discovery SL Management, LLC - Delayed Draw Term Loan B(4)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	11.09%	3/18/2030	—	(9)	(12)	—%
Discovery SL Management, LLC - Revolving Credit Line(4)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	11.09%	3/18/2030	—	(3)	(2)	—%
Discovery SL Management, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	11.09%	3/18/2030	2,153	2,128	2,136	2.5%
Firebirds Intermediate Holdings I, LLC - Delayed Draw Term Loan(4)(7)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.73%	3/22/2028	—	—	—	—%
Firebirds Intermediate Holdings I, LLC - Revolving Credit Line(4)(7)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.73%	3/22/2028	14	14	14	—%
Firebirds Intermediate Holdings I, LLC - Term Loan(7)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.73%	3/22/2028	620	615	620	0.7%
Giving Home Health Care - Term Loan	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	11.35%	4/26/2029	7,617	7,470	7,480	8.9%
Global School Management - Delayed Draw Term Loan(4)	Consumer Services	SOFR + 5.75% (1.00% floor)	11.08%	5/15/2029	—	(16)	(31)	—%
Global School Management - Revolving Credit Line(4)	Consumer Services	SOFR + 5.75% (1.00% floor)	11.08%	5/15/2029	—	(22)	(21)	—%
Global School Management - Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	11.08%	5/15/2029	11,965	11,699	11,715	13.9%
Hasa - Delayed Draw Loan(4)(7)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.23%	1/10/2029	—	(3)	(1)	—%
Hasa - Revolving Credit Line(4)(7)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.23%	1/10/2029	18	15	18	—%
Hasa - Term Loan(7)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.20%	1/10/2029	1,407	1,378	1,402	1.7%
Kemper Sports Management - Delayed Draw Loan(4)(7)	Consumer Services	SOFR + 6.25% (1.00% floor)	11.70%	1/12/2028	442	439	442	0.5%
Kemper Sports Management - Revolving Credit Line(4)(7)	Consumer Services	SOFR + 6.25% (1.00% floor)	11.73%	1/12/2028	—	(1)	—	—%
Kemper Sports Management - Term Loan(7)	Consumer Services	SOFR + 6.25% (1.00% floor)	11.73%	1/12/2028	1,822	1,810	1,822	2.2%
National Debt Relief - Delayed Draw Loan(7)	Financial Services	SOFR + 6.50% (1.50% floor)	11.96%	2/7/2028	598	593	592	0.7%
National Debt Relief - Revolving Credit Line(7)	Financial Services	SOFR + 6.50% (1.50% floor)	11.96%	2/7/2028	120	119	118	0.1%
National Debt Relief - Term Loan(7)	Financial Services	SOFR + 6.50% (1.50% floor)	11.96%	2/7/2028	718	712	710	0.8%
Ojos Locos 3 - Delayed Draw Loan(4)(7)	Consumer Services	SOFR + 5.75% (1.00% floor)	11.36%	8/29/2029	—	(2)	—	—%
Ojos Locos 3 - Revolving Credit Line(4)(7)	Consumer Services	SOFR + 5.75% (1.00% floor)	11.36%	8/29/2029	—	(2)	—	—%
Ojos Locos 3 - Term Loan(7)	Consumer Services	SOFR + 5.75% (1.00% floor)	11.36%	8/29/2029	1,458	1,451	1,458	1.7%
Planet DDS - Delayed Draw Loan(4)(7)	Software & Services	SOFR + 7.50% (0.75% floor)	12.98%	7/18/2028	30	29	29	—%
Planet DDS - Term Loan(7)	Software & Services	SOFR + 7.50% (0.75% floor)	12.98%	7/18/2028	229	224	225	0.3%
Priority Holdings - Term Loan	Financial Services	SOFR + 4.75% (0.50% floor)	10.08%	5/16/2031	2,902	2,888	2,888	3.4%
Military Retail Solutions LLC - Delayed Draw Term Loan(4)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	10.59%	6/28/2029	—	(15)	(30)	—%
Military Retail Solutions LLC - Revolving Credit Line(4)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	10.59%	6/28/2029	—	(15)	(15)	—%
Military Retail Solutions LLC - Term Loan	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	10.59%	6/28/2029	13,179	12,915	12,915	15.3%
Select Rehabilitation - Term Loan	Health Care Equipment & Services	SOFR + 8.50% (1.00% floor)	13.94%	10/19/2027	1,928	1,927	1,683	2.0%
Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Term Loan(4)(8)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	10.59%	3/20/2030	—	(14)	—	—%
Senior Support Holdings (Franchise) Acquisition, Inc. - Term Loan(8)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	10.59%	3/20/2030	3,537	3,469	3,537	4.2%
Spartan CP, LLC - Delayed Draw Term Loan(4)	Consumer Services	SOFR + 5.75% (1.00% floor)	11.09%	6/28/2029	—	(21)	(21)	—%
Spartan CP, LLC - Revolving Credit Line(4)	Consumer Services	SOFR + 5.75% (1.00% floor)	11.09%	6/28/2029	—	(8)	(4)	—%
Spartan CP, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	11.09%	6/28/2029	4,554	4,463	4,509	5.4%
Splash Car Wash - Delayed Draw Term Loan A(4)	Consumer Discretionary Distribution & Retail	SOFR + 6.50% (1.00% floor) + 1.00% PIK	12.10%	6/30/2026	—	(1)	—	—%
Splash Car Wash - Revolving Credit Line	Consumer Discretionary Distribution & Retail	SOFR + 6.50% (1.00% floor) + 1.00% PIK	12.09%	6/30/2026	14	14	14	—%
Splash Car Wash - Term Loan A	Consumer Discretionary Distribution & Retail	SOFR + 6.50% (1.00% floor) + 1.00% PIK	12.10%	6/30/2026	328	323	327	0.4%
XDimensional Technologies - Delayed Draw Term Loan A(7)	Software & Services	SOFR + 4.00% (2.00% floor) + 4.00% PIK	13.44%	12/24/2025	12	12	12	—%
XDimensional Technologies - Revolving Credit Line(4)(7)	Software & Services	SOFR + 7.50% (2.00% floor)	13.44%	12/24/2025	—	(1)	(1)	—%

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2024

(Unaudited)

Portfolio Company(1)(3)(6)(8)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
XDimensional Technologies - Term Loan A(7)	Software & Services	SOFR + 4.00% (2.00% floor) + 4.00% PIK	13.44%	12/24/2025	866	854	853	1.0%
Total First Lien Senior Secured					67,616	66,381	66,394	78.7%
Total Debt Investments					67,616	66,381	66,394	78.7%

Equity Investments
Private Companies
Senior Support Holdings, LP - Class A-1 Units(8)	Health Care Providers & Services	NA			338	$338	$348	0.4%
Senior Support Holdings, LP - Class B Units(8)	Health Care Providers & Services	NA			338	—	23	—%
Total Private Companies						338	371	0.4%
Total Equity Investments						338	371	0.4%
Total Investments						66,719	66,765	79.1%

Cash Equivalents
First American Government Obligations Fund - X Class	Cash Equivalents	NA	5.23%		$15,903	$15,903	$15,903	18.9%
Cash Equivalents Total						$15,903	$15,903	18.9%
Investments and Cash Equivalents Total						$82,622	$82,668	98.0%
Other Assets in Excess of Liabilities							1,498	2.0%
Net Assets							$84,166	100.0%
(1)
All investments in AMG Comvest Senior Lending Fund (the “Fund”) are considered qualifying assets, under Section 55(a) of the Investment Company Act of 1940. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of June 30, 2024, there were no investments held by the Fund that are considered non-qualifying assets.
(2)
Percentages are based on net assets as of June 30, 2024.
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

PIK - Payment in-kind

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2024

(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2024:

	At June 30, 2024(1)
	Investments and
	Cash Equivalents	Percentage of
Industry	at Fair Value	Fair Value
Consumer Services	$22,572	27.3%
Health Care Equipment & Services	18,752	22.7%
Cash equivalents	15,903	19.2%
Consumer Staples Distribution & Retail	12,870	15.6%
Financial Services	4,308	5.2%
Software & Services	3,118	3.8%
Telecommunication Services	1,764	2.1%
Capital Goods	1,419	1.7%
Media & Entertainment	1,143	1.4%
Technology Hardware & Equipment	478	0.6%
Consumer Discretionary Distribution & Retail	341	0.4%
	$82,668	100.0%

(1) The Fund reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of June 30, 2024, to align with Global Industry Classification Standards (“GICS”), where applicable. These reclassifications had no impact on the Consolidated Statements of Assets and Liabilities as of June 30, 2024.

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

June 30, 2024

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

The Fund commenced operations on September 29, 2023 (“Inception Date”), and commenced investment operations on October 18, 2023.

On March 11, 2024, the Fund established AMG Comvest Senior Lending Blocker MF SPV, LLC (“Subsidiary I”), a wholly-owned subsidiary and Delaware limited liability company to hold equity securities of portfolio companies organized as a pass-through entity while continuing to satisfy the requirements of a RIC under the Code.

On April 15, 2024, the Fund established AMG Comvest Senior Lending Fund LLI SPV, LLC (“Subsidiary II”), a wholly-owned financing subsidiary and Delaware limited liability company, for the purpose of holding pledged investments as collateral under a Secured Loan Facility (as defined below). Subsidiary II is a disregarded tax entity for tax purposes.

On May 30, 2024, the Fund established AMG Comvest SLF California, LLC (“Subsidiary III”, collectively with Subsidiary I and Subsidiary II, the “Subsidiaries”), a wholly-owned subsidiary and Delaware limited liability company, which has been established to acquire investments in the State of California, as required by California law. Subsidiary III is a disregarded tax entity for tax purposes.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The Fund’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Fund and its Subsidiaries. The Fund is an investment company and accordingly applies specific accounting and financial reporting requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services – Investments Companies.

The Fund’s consolidated interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, the Fund’s consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. The unaudited consolidated interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Fund’s Form 10-K for the period from September 29, 2023, (“Inception Date”) to December 31, 2023, as filed with the SEC.

All intercompany balances and transactions between the Fund and the Subsidiaries have been eliminated.

The Fund reclassified certain industry groupings of its portfolio companies presented in the accompanying consolidated financial statements as of June 30, 2024, to align with the recently updated Global Industry Classification Standards ("GICS"), where applicable. These reclassifications had no impact on the Consolidated Statements of Assets and Liabilities as of June 30, 2024.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these consolidated financial statements. Actual results could differ from those estimates.

Valuation of Portfolio Investments

The Investment Adviser applies fair value accounting in accordance with GAAP and valuation policies and procedures (“Valuation Policy”) adopted by the Fund’s Board of Trustees (the “Board”). Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Fund’s Consolidated Statements of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Fund’s Consolidated Statement of Operations as “Net change in unrealized gains (losses) of investments”.

The Investment Adviser values the Fund’s portfolio investments in accordance with the Valuation Policy and the 1940 Act. For purposes of the 1940 Act, the Board has designated the Investment Adviser as the Fund’s Valuation Designee under Rule 2a-5 under the 1940 Act (the “Valuation Designee”). The Board provides oversight of the Investment Adviser’s fair value determinations of the Fund’s portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded and those whose market prices are not readily available.

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

Investment Classification

The Fund classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “Affiliated Investments” are defined as those investments in companies in which the Fund owns 5% or more of the voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of June 30, 2024 and as of December 31, 2023, the Fund did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

Security Transactions

Security transactions are accounted for on a trade date basis.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account. Such cash and cash equivalents, at times, may exceed federally insured limits. Cash and cash equivalents are carried at cost which approximates fair value.

The Fund considers all highly liquid investments that can be converted to cash, or having a maturity date, within three months, when acquired, to be cash equivalents. As of June 30, 2024 and December 31, 2023, the Fund held cash and cash equivalents in the form of money market fund shares held in First American Government Obligations Fund Class X with a fair value of $15,903 and $8,511, respectively, representing 18.9% and 30.9%, respectively, of the Fund’s net assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), as inputs in the valuation are observable.

Organizational Expenses and Offering Costs

The Fund bore the organizational expenses and offering costs incurred in connection with its formation of and the offering of its common shares of beneficial interest, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. Additionally, the Fund bore the organizational expenses and offering costs incurred in connection with the formation of AMG Comvest Senior Lending Feeder Fund LLC (“Feeder Fund I”) and AMG Comvest Senior Lending Feeder Fund II LLC (“Feeder Fund II”).

Organizational expenses are expensed as incurred, while offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of investment operations. As of June 30, 2024 and December 31, 2023, unamortized offering costs of $640.8 and $384.0, respectively, were deferred and are reflected in the Statements of Assets and Liabilities as part of prepaid expenses and other assets. For the three and six months ended June 30, 2024, the Fund expensed organizational and offering costs in the amount of $170.8 and $281.2, respectively.

Revenue Recognition

Interest Income

Interest income, including amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Fund may have loans in its portfolio that contain a payment-inkind (“PIK” interest provision). PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when deemed by the issuer.

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

Subsidiary I filed an election with the Internal Revenue Service to be treated as a corporation for tax purposes and is subject to U.S. federal and state income taxes. The consolidated financial statements include Subsidiary I, for which a provision for corporate income taxes has been recorded. For the six months ended June 30, 2024, Subsidiary I recorded $9 as a deferred tax expense and deferred tax liability.

Deferred income tax is computed by applying the federal statutory income tax rate of 21% and estimated applicable state tax statutory rates (net of federal tax benefit) to unrealized gains/(losses) on investments before taxes for the quarter ended June 30, 2024.

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

The following table presents fair value measurements of investments and cash equivalents, by major class, as of June 30, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$66,394	$66,394
Equity	—	—	371	371
Cash equivalents	15,903	—	—	15,903
Total	$15,903	$—	$66,765	$82,668

The following table presents fair value measurements of investments, by major class, as of December 31, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$18,281	$18,281
Total	$—	$—	$18,281	$18,281

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2024:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2023	$18,281	$—	$18,281
Purchases and other adjustments to cost	48,770	338	49,108
Sales and repayments	(737)	—	(737)
Net realized gains (losses)	7	—	7
Net change in unrealized gains/(losses) on investments	30	33	63
Net accretion of discount on investments	43	—	43
Balance as of June 30, 2024	$66,394	$371	$66,765
Net change in unrealized gains/(losses) for the period relating to those Level 3 assets that were still held by the Fund at the end of the period:	$30	$33	$63

For the six months ended June 30, 2024, there were no transfers between levels of the fair value hierarchy.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of June 30, 2024. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

As of June 30, 2024
				Selected Input Range						Impact to Valuation from
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum		Maximum		Weighted Average (a)		an Increase in Input (b)
First Lien Senior Secured	$66,394	Discounted Cash Flow	Discount Rate	8.6%		21.4%		11.0%		Decrease
Equity	371	Market Comparables	EBITDA Multiple	14.8	x	15.8	x	15.3	x	Increase
Total	$66,765
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

As of December 31, 2023
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

There were no significant changes in valuation approach or technique as of June 30, 2024 and December 31, 2023.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2024, and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

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

For the three and six months ended June 30, 2024, the Fund incurred $158.4 and $245.8, respectively, in Management Fees under the Investment Management Agreement. The Investment Adviser has chosen to voluntarily waive $42.9 and $130.3, respectively, of Management Fees earned in accordance with the Investment Management Agreement for the three and six months ended June 30, 2024, which is reflected in the Statement of Operations as a part of Fee Waivers. Any fees waived under the Investment Management Agreement are not subject to future reimbursement to the Investment Adviser pursuant to the Expense Limitation and Reimbursement Agreement.

Incentive Fee

The Incentive Fee consists of two components that are independent of each other. A portion of the Incentive Fee is based on a percentage of the Fund’s income and a portion is based on a percentage of the Fund’s capital gains, each as described below:

The first part is calculated and payable quarterly in arrears on the Fund’s Pre-Incentive Fee Net Investment Income Returns. For this purpose, Pre-Incentive Fee Net Investment Income Returns means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by Investment Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity), accrued during the month, minus the Fund’s operating expenses for the month (including the Management Fee, taxes, any expenses payable under the Investment Management Agreement and Administration Agreement, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and shareholder servicing and /or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

For the three and six months ended June 30, 2024, the Fund incurred $7 and $88, respectively, in Incentive Fees under the Investment Management Agreement. The Investment Adviser has chosen to voluntarily waive $0 and $81, respectively, of incentive fees earned in accordance with the Investment Management Agreement for the three and six months ended June 30, 2024, which is reflected in the Statement of Operations as a part of Fee Waivers. Any fees waived under the Investment Management Agreement are not subject to future reimbursement to the Investment Adviser pursuant to the Expense Limitation and Reimbursement Agreement.

Administration Agreement

The Fund entered into an administration agreement (the “Administration Agreement”) with AMG Funds LLC, a Delaware limited liability company and wholly-owned subsidiary of AMG (the “Administrator”), under which the Administrator will perform or oversees the performance of certain administrative services for the Fund. The Fund will pay the Administrator a fee (the “Administration Fee”) at the rate of 0.25% per annum of the Fund’s net assets as of the beginning of the first calendar day of the applicable quarter, adjusted for any Share issuances or repurchases during the applicable quarter. The Administration Fee will be calculated and payable quarterly in arrears.

For the three and six months ended June 30, 2024, the Fund incurred $31.7 and $49.2, respectively, in Administration Fees under the Administration Agreement. The Administrator has chosen to voluntarily waive $8.6 and $26.1, respectively, of administration fees earned in accordance with the Administration Agreement for the three and six months ended June 30, 2024, which is reflected in the Statement of Operations as a part of Fee Waivers. Any fees waived under the Administration Agreement are not subject to future reimbursement to the Administrator pursuant to the Expense Limitation and Reimbursement Agreement.

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

For the three and six months ended June 30, 2024, the Fund was reimbursed $1,423 and $2,178, respectively, by the Investment Adviser and the Administrator. The cumulative reimbursement of $3,346 will expire between September 30, 2026 through June 30, 2027 if not recouped. As of June 30, 2024, the Investment Adviser and the Administrator owed the Fund $1,423 in expense reimbursement, which is reflected in the Statements of Assets and Liabilities under Due from affiliates.

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

Note 5—Commitments and Contingencies

Commitments

In the ordinary course of business, the Fund may enter into future funding commitments. As of June 30, 2024, the Fund had unfunded commitments on delayed draw term loans and revolving credit lines of $10,040 and $3,670, respectively. As of December 31, 2023, the Fund had unfunded commitments on delayed draw term loans and revolving credit lines of $1,900 and $946, respectively.

As of June 30, 2024, the Fund’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Allbridge	First Lien Senior Secured	Delayed Draw Loan	$166
Allbridge	First Lien Senior Secured	Revolving Credit Line	166
Baker Hill	First Lien Senior Secured	Revolving Credit Line	115
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	63
Billhighway	First Lien Senior Secured	Delayed Draw Loan	134
Billhighway	First Lien Senior Secured	Revolving Credit Line	80
BKH	First Lien Senior Secured	Delayed Draw Loan	208
Cardiovascular Logistics	First Lien Senior Secured	Delayed Draw Loan	461
CheckedUp	First Lien Senior Secured	Delayed Draw Loan	49
CheckedUp	First Lien Senior Secured	Revolving Credit Line	165
Discovery SL Management	First Lien Senior Secured	Delayed Draw Loan	1,499
Discovery SL Management	First Lien Senior Secured	Revolving Credit Line	300
Firebirds Intermediate Holdings	First Lien Senior Secured	Delayed Draw Loan	38
Firebirds Intermediate Holdings	First Lien Senior Secured	Revolving Credit Line	24
Global School Management	First Lien Senior Secured	Delayed Draw Loan	1,496
Global School Management	First Lien Senior Secured	Revolving Credit Line	997
Hasa	First Lien Senior Secured	Delayed Draw Loan	157
Hasa	First Lien Senior Secured	Revolving Credit Line	133
Kemper Sports Management	First Lien Senior Secured	Delayed Draw Loan	96
Kemper Sports Management	First Lien Senior Secured	Revolving Credit Line	163
Ojos Locos 3	First Lien Senior Secured	Delayed Draw Loan	583
Ojos Locos 3	First Lien Senior Secured	Revolving Credit Line	233
Planet DDS	First Lien Senior Secured	Delayed Draw Loan	6
Pro Food Solutions	First Lien Senior Secured	Delayed Draw Loan	1,515
Pro Food Solutions	First Lien Senior Secured	Revolving Credit Line	757
Senior Support Holdings, LP	First Lien Senior Secured	Delayed Draw Loan	1,520
Spartan Fitness	First Lien Senior Secured	Delayed Draw Loan	2,070
Spartan Fitness	First Lien Senior Secured	Revolving Credit Line	414
Splash Car Wash	First Lien Senior Secured	Delayed Draw Loan	42
XDimensional Technologies	First Lien Senior Secured	Revolving Credit Line	60
Total			$13,710

As of December 31, 2023, the Fund’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Baker Hill	First Lien Senior Secured	Revolving Credit Line	$115
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	63
BKH	First Lien Senior Secured	Delayed Draw Loan	208
Cardiovascular Logistics	First Lien Senior Secured	Delayed Draw Loan	461
CheckedUp	First Lien Senior Secured	Delayed Draw Loan	171
CheckedUp	First Lien Senior Secured	Revolving Credit Line	26
Firebirds	First Lien Senior Secured	Delayed Draw Loan	38
Firebirds	First Lien Senior Secured	Revolving Credit Line	19
Hasa	First Lien Senior Secured	Delayed Draw Loan	157
Hasa	First Lien Senior Secured	Revolving Credit Line	133
Kemper Sports Management	First Lien Senior Secured	Delayed Draw Loan	96
Kemper Sports Management	First Lien Senior Secured	Revolving Credit Line	163
National Debt Relief	First Lien Senior Secured	Revolving Credit Line	120
Ojos Locos 3	First Lien Senior Secured	Delayed Draw Loan	595
Ojos Locos 3	First Lien Senior Secured	Revolving Credit Line	233
Planet DDS	First Lien Senior Secured	Delayed Draw Loan	12
Splash Car Wash	First Lien Senior Secured	Delayed Draw Loan	42
Splash Car Wash	First Lien Senior Secured	Revolving Credit Line	14
XDimensional Technologies	First Lien Senior Secured	Delayed Draw Loan	121
XDimensional Technologies	First Lien Senior Secured	Revolving Credit Line	60
Total			$2,846

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the consolidated financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of June 30, 2024 and the Schedule of Investments as of December 31, 2023. The par amount of the unfunded portfolio company commitments is not recognized by the Fund until the commitment is funded.

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

Note 6—Capital

Investor Commitments

As of June 30, 2024, the Fund had $200,010 in Capital Commitments, of which $116,000 were unfunded. As of December 31, 2023, the Fund had $27,500 in Capital Commitments, of which $0 were unfunded.

Capital Drawdowns

The following table summarizes the total shares issued and net proceeds related to capital drawdowns for the six months ended June 30, 2024:

Share Issue Date	Shares Issued	Net Proceeds Received
March 28, 2024	561,122	$14,000
April 30, 2024	497,810	12,500
June 28, 2024	1,196,172	30,000
Total Shares Issued	2,255,104	$56,500

There were no shares issued through the Dividend Reinvestment Plan for the three and six months ended June 30, 2024.

As of June 30, 2024 and December 31, 2023, Comvest Group Holdings SPV II LLC, a wholly owned subsidiary of an affiliate of Comvest Partners, owned 409 and 409, respectively, of the Fund's common shares, Feeder Fund I owned 1,661,122 and 1,100,000, respectively, of the Fund's common shares, and Feeder Fund II owned 833,512 and 0, respectively, of the Fund's common shares.

Distributions and Dividends

Distributions paid during the three and six months ending June 30, 2024, totaled $1,028 and $1,622, respectively.

The following table reflects distributions declared, per share that have been declared by the Board for the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount
March 27, 2024	March 27, 2024	March 28, 2024	$0.54
June 27, 2024	June 27, 2024	June 28, 2024	$0.48

Distributions to the Fund’s shareholders are recorded on the record date as set by the Fund’s Board. The Fund intends to make distributions to its shareholders that will be sufficient to enable the Fund to qualify and maintain its status as a RIC. The Fund intends to distribute approximately all of its net investment income no less frequently than quarterly and substantially all of its taxable income on an annual basis, except that the Fund may retain certain net capital gains for reinvestment.

The Fund has adopted a Dividend Reinvestment Plan that provides for reinvestment of any distributions declared on behalf of its shareholders, unless a shareholder elects to receive cash.

Note 7—Net Assets

The Fund commenced investment operations on October 18, 2023. The Fund did not have significant net asset activity prior to this date.

The following table reflects the net assets activity for the three months ended June 30, 2024:

	Common shares	Common shares-par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of March 31, 2024	1,661,531	$2	$41,528	$(71)	$41,459
Issuance of common shares, net of issuance costs	1,693,982	1	42,499	—	42,500
Distributions to shareholders	—	—	—	(1,028)	(1,028)
Net investment income (loss)	—	—	—	1,069	1,069
Net realized gain (loss) from investment transactions		—	—	7	7
Net change in unrealized gain (loss) on investments	—	—	—	159	159
Balance as of June 30, 2024	3,355,513	$3	$84,027	$136	$84,166

The following table reflects the net assets activity for the six months ended June 30, 2024:

	Common shares	Common shares-par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of December 31, 2023	1,100,409	$1	$27,529	$(17)	$27,513
Issuance of common shares, net of issuance costs	2,255,104	2	56,498	—	56,500
Distributions to shareholders	—	—	—	(1,622)	(1,622)
Net investment income (loss)	—	—	—	1,714	1,714
Net realized gain (loss) from investment transactions	—	—	—	7	7
Net change in unrealized gain (loss) on investments	—	—	—	54	54
Balance as of June 30, 2024	3,355,513	$3	$84,027	$136	$84,166

Note 8—Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2024, there are no dilutive securities. The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share resulting from operations for the three and six months ended June 30, 2024.

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Net increase (decrease) in net assets resulting from operations	$1,235	$1,775
Weighted average shares of common shares outstanding-basic and diluted	2,036,017	1,582,603
Earnings (loss) per share of common shares-basic and diluted	$0.61	$1.12

Note 9—Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2024:

For the Six Months Ended June 30, 2024
Per Common Share Operating Performance
Net Asset Value, Beginning of Period:	$25.00
Results of Operations:
Net Investment Income (Loss) (1)	1.08
Net Realized and Unrealized Gain (Loss) on Investments	0.02
Net Increase (Decrease) in Net Assets Resulting from Operations	1.10
Distributions to Common Shareholders
Distributions from Net Investment Income	(1.02)
Net Decrease in Net Assets Resulting from Distributions	(1.02)
Net Asset Value, End of Period	$25.08
Shares Outstanding, End of Period	3,355,513
Total return(2)(3)	4.44%
Net assets, end of period	$84,166
Ratio/Supplemental Data
Weighted average shares outstanding	1,582,603
Ratio of net investment income (loss) to average net assets without waivers (4)	(3.56%)
Ratio of net investment income (loss) to average net assets with waivers (4)	8.70%
Ratio of total expenses to average net assets without waivers (4)	14.31%
Ratio of total expenses to average net assets with waivers (4)	2.05%
Asset Coverage Ratio	N/A
Portfolio turnover rate (3)	2.00%

(1)
The per common share data was derived by using weighted average shares outstanding.
(2)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the period reported.
(3)
Not Annualized.
(4)
Annualized.

Note 10—Subsequent Events

The Fund has evaluated subsequent events through the filing of this Form 10-Q and has determined that no material events or transactions occurred through the issuance date of the Fund's consolidated financial statements which require additional disclosure in or adjustment of the Fund's consolidated financial statements, except:

On July 16, 2024, Subsidiary II entered into a Loan and Servicing Agreement (the “Secured Loan Facility”), with Sumitomo Mitsui Banking Corporation, as administrative agent and the collateral agent and Western Alliance Trust Company, N.A., as account bank, collateral custodian and collateral administrator. The Secured Loan Facility provides for borrowings in U.S. dollars up to a maximum principal amount of $300 million. Proceeds from the borrowings under the Secured Loan Facility will be used primarily to finance the purchase or origination of loans. Unless otherwise terminated, the Secured Loan Facility will mature on July 16, 2029. The interest rate on outstanding loans will be calculated by taking the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, the 1-month SOFR rate plus 1.0% or zero, plus a spread of 2.60%. Subsidiary II will pay an upfront fee totaling $3 million, to be paid in installments until March 31, 2025, and an administrative fee of $5 on each payment date and a non-usage fee of 0.50% per annum is charged on the Secured Loan Facility’s undrawn commitment for the first nine (9) months following the closing date. Thereafter, on any date when the undrawn commitment is less than or equal to 50% of the aggregate commitment, the non-usage fee will be 0.50% per annum. On any date when the undrawn commitment is greater than 50% of the aggregate commitment, the non-usage fee will be 1.00% per annum. On July 22, 2024, Subsidiary II borrowed $12.0 million under the Secured Loan Facility, in which the Fund used the proceeds to purchase investments. The interest rate charged on the borrowing was 7.95% at the time of borrowing.

On July 22, 2024, the Fund entered into a participation agreement with Macquarie Bank Limited (the “Participation Agreement”). Pursuant to the Participation Agreement, the Fund transferred an investment of $13.2 million for $12.9 million and repurchased the same investment on a forward settlement basis. The repurchase transaction will have a settlement date of up to 90 days. The repurchase transaction under the Participation Agreement is a type of secured borrowing, which the Fund will retain to the economics of the investment and will pay an effective interest charge of 4.57%.

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
•
the ability of Comvest Credit Managers, LLC (the "Investment Adviser") and its affiliates to retain talented professionals;
•
interest rate volatility; and
•
the risk factors set forth in Part I—Item 1A.—Risk Factors, contained in our annual report on Form 10-K for the period from September 29, 2023 (“Inception Date”) to December 31, 2023 and in this Report.

Forward-looking statements are identified by their use of such terms and phrases such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Part I—Item 1A.—Risk Factors contained in our annual report on Form 10-K for the period from the Inception Date to December 31, 2023 and in this Report.

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

The Fund is managed by the Investment Adviser, a Delaware limited liability company and an affiliate of Comvest Capital Advisors LLC and Comvest Credit Advisors LLC (collectively, “Comvest Partners”). The Investment Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The Investment Adviser oversees the management of the Fund’s activities and is responsible for making investment decisions with respect to the Fund’s portfolio.

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

Portfolio and Investment Activity

During the six months ended June 30, 2024, we made $49,108 of investments in new or existing portfolio companies and had $737 in aggregate amount of sales and repayments, resulting in net investments of $48,371 for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at June 30, 2024 was as follows:

	June 30, 2024
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	81%	11.2%
Equity (1)	0%	—
Cash Equivalents	19%	—
Total	100%	11.2%
(1)
Less than 0.05%.

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

The weighted average risk rating of our investments based on fair value was 2.1 as of June 30, 2024. As of June 30, 2024, the Fund had no portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Fund’s non-accrual policy.

	As of June 30, 2024
Internal Performance Rating	Investments at Fair Value (in thousands)	Percentage of Total Investments
1	$—	—%
2	65,082	97.5
3	—	—
4	1,683	2.5
5	—	—
6	—	—
Total	$66,765	100.0%

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

The following table shows the weighted average rate, spread over the reference rate of floating rate and fees of investments originated during the three months ended June 30, 2024.

Weighted average rate of new investment fundings	10.91%
Weighted average spread over the reference rate of new floating rate investment fundings	5.57%
Weighted average OID fees of new investment fundings	1.94%

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2024 was as follows (dollars in thousands):

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Total investment income	$1,371	$2,119
Less: Net expenses	302	405
Net investment income	1,069	1,714
Net realized gains (loss) on investments	7	7
Net change in unrealized income (losses) on investments	159	54
Net increase (decrease) in net assets resulting from operations	$1,235	$1,775

Investment Income

Investment income for the three and six months ended June 30, 2024, was driven by deployment of capital and interest income from our investments. The composition of our investment income was as follows (dollars in thousands):

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Interest from investments	$1,337	$2,071
Fee income	34	48
Total investment income	$1,371	$2,119

Operating Expenses

The composition of our operating expenses for the three and six months ended June 30, 2024 was as follows (dollars in thousands):

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Management fees	$158	$246
Incentive fees	7	88
Administrative expenses	32	49
Professional fees	1,257	1,880
Trustees’ fees	53	94
Organizational and offering expenses	171	281
Other general expenses	98	182
Fee waivers	(51)	(237)
Expense reimbursement	(1,423)	(2,178)
Net expenses	$302	$405

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three and six months ended June 30, 2024 were as follows (dollars in thousands):

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Net realized gains (losses)
Non-controlled, Non-affiliate investments	$7	$7
Total net realized gains (losses)	7	7
Net change in unrealized gains (losses) on investments
Non-controlled, non-affiliated investments	168	63
Net change in deferred tax liability	(9)	(9)
Total net change in unrealized gains (losses) on investments	159	54
Total net realized and unrealized gains (losses)	$166	$61

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

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	As of
	June 30, 2024	December 31, 2023
Cash and cash equivalents	$15,903	$8,511
Unfunded portfolio company commitments	(13,710)	(2,846)
Total operational liquidity	$2,193	$5,665

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

Administration Agreement

On October 20, 2023, we entered into an Administration Agreement with AMG Funds LLC, a Delaware limited liability company and wholly owned subsidiary of AMG (the “Administrator”). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services necessary for the operation of the Fund, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Fund’s other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Fund’s Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Administrator may also provide on our behalf managerial assistance to our portfolio companies.

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

Distributions and Dividends

Distributions declared for the three and six months ending June 30, 2024, totaled $1,028 and $1,622, respectively.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board as of June 30, 2024 and as of our most recent fiscal period ended December 31, 2023:

Date Declared	Record Date	Payment Date	Per Share Amount
March 27, 2024	March 27, 2024	March 28, 2024	$0.54
June 27, 2024	June 27, 2024	June 28, 2024	$0.48

Date Declared	Record Date	Payment Date	Per Share Amount
December 28, 2023	December 28, 2023	December 29, 2023	$0.55

We intend to pay quarterly distributions to our shareholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income no less frequently than quarterly and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.

Borrowings

We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. The Fund had no borrowings as of June 30, 2024 and did not borrow money for the three months ended June 30, 2024. We may in the future, though, determine to utilize a greater amount of leverage, including for investment purposes.

Contractual Obligations

As of June 30, 2024, we have entered into an Investment Management Agreement with the Investment Adviser pursuant to the 1940 Act to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. Payments for investment advisory services under the Advisory Agreement are described under Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 4. Related Party Transactions. Payments for administration services under the Administration Agreement are described under Item 1. Financial Statements –Notes to Consolidated Financial Statements – Note 4. Related Party Transactions.

Off-Balance Sheet Arrangements

As of June 30, 2024, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of June 30, 2024, we had unfunded commitments on revolving credit lines and delayed draw term loans of $13,710. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand and undrawn Capital Commitments from our investors. Please refer to Note 5—Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

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

While our significant accounting policies are also described in Note 2 - Summary of Significant Accounting Policies of the notes to our consolidated financial statements appearing elsewhere in this report, we believe the following accounting policy, Valuation of Portfolio Investments, requires the most significant judgment in the preparation of our consolidated financial statements because it involves judgments and assumptions about highly complex and inherently uncertain matters. In addition, the impact of reasonably different estimates and assumptions could have a greater impact on our consolidated financial statements.

Valuation of Portfolio Investments

The Investment Adviser applies fair value accounting in accordance with GAAP and the Valuation Policy. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Fund’s Consolidated Statements of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Fund’s Consolidated Statement of Operations as “Net change in unrealized gains (losses) of investments”.

The Investment Adviser values the Fund’s portfolio investments in accordance with the Valuation Policy and the 1940 Act. For purposes of the 1940 Act, the Board has designated the Investment Adviser as the Fund’s Valuation Designee. The Board provides oversight of the Investment Adviser’s fair value determinations of the Fund’s portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded and those whose market prices are not readily available.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The U.S. Federal Reserve and other central banks have raised interest rates multiple times in recent years. As a result, key base interest rates, such as Secured Overnight Financing Rate (“SOFR”), may fluctuate over time. As of June 30, 2024, 99% of investments at fair value represent floating-rate investments with a reference rate floor and none of our debt investments at fair value represent fixed-rate investments.

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

Assuming that the interim and unaudited Statements of Assets and Liabilities as of June 30, 2024, was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 100 basis points	$(676)
Down 200 basis points	(1,352)
Up 100 basis points	676
Up 200 basis points	1,352
Up 300 basis points	2,028

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2024. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Report, you should carefully consider the factors previously disclosed in our Annual Report on Form 10-K for the period from the Inception Date to December 31, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, our financial condition, our investments and/or operating results. During the six months ended June 30, 2024, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the period from the Inception Date to December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Fund did not make any sales of unregistered securities during the fiscal quarter ended June 30, 2024 that were not previously disclosed in a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this Report, or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description of Document

3.1	Declaration of Trust*
3.2	Bylaws*
10.1	Senior Loan Facility**
10.2	Sale and Purchase Agreement**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended***
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended***
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).**

* Previously filed as an exhibit to the Fund’s Registration Statement on Form 10 (File No. 000-56588), filed on October 23, 2023 and incorporated herein by reference.

** Previously filed as an exhibit to the Fund’s Current Report on Form 8-K (File No. 814-01669), filed on July 18, 2024 and incorporated herein by reference.

*** Filed herewith.

**** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMG Comvest Senior Lending Fund

Date: August 14, 2024	By:	/s/ Robert O’Sullivan
	Name: Title:	Robert O’Sullivan Chief Executive Officer

Date: August 14, 2024	By:	/s/ Cecilio M. Rodriguez
	Name: Title:	Cecilio M. Rodriguez Chief Financial Officer