Form 10-Q
period 2024-09-30
AMG Comvest Senior Lending Fund
filed 2024-11-14
CIK 1987221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There were 4,015,003 issued and outstanding shares of the issuer’s common shares of beneficial interest, $0.001 par value per share, on November 13, 2024.

AMG Comvest Senior Lending Fund

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands, except share and per share data)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $126,078 and $18,298 as of September 30, 2024 and December 31, 2023, respectively)	$126,534	$18,281
Cash and cash equivalents	40,474	8,511
Restricted cash	725	—
Receivables:
Receivable for paydowns of investments	154	4
Interest receivable	1,310	248
Due from affiliates (Note 4)	592	682
Prepaid expenses and other assets	985	384
Total Assets	$170,774	$28,110

Liabilities
Credit facility (net of deferred financing costs of $374 and $0 as of September 30, 2024 and December 31, 2023, respectively)	$45,626	$—
Secured borrowing	22,271	—
Payables:
Management fee payable, net (Note 4)	265	—
Deferred tax liability	15	—
Interest payable	420	—
Incentive fee payable	158	—
Accrued professional fees	1,033	264
Accrued organizational and offering costs	—	235
Accrued expenses	278	98
Total Liabilities	$70,066	$597

Commitments and contingencies (Note 5)

Net Assets
Common Shares, $0.001 par value; unlimited shares authorized; 4,015,003 and 1,100,409 as of September 30, 2024 and December 31, 2023, respectively, issued and outstanding	$4	$1
Additional paid-in capital	100,566	27,529
Total distributable earnings (accumulated deficit)	138	(17)
Total Net Assets	$100,708	$27,513
Total Liabilities and Net Assets	$170,774	$28,110
Net Asset Value Per Common Share	$25.08	$25.00

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2024	2024
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$2,974	$5,045
Fee income	70	118
Total Investment Income	3,044	5,163
Expenses:
Management fees	265	511
Incentive fees	151	239
Administrative expenses	54	103
Interest expense	687	687
Professional fees	287	2,167
Trustees’ fees	52	146
Organizational and offering expenses	346	627
Other general expenses	195	377
Total Expenses	2,037	4,857
Less: Fee waivers (Note 4)	—	(237)
Less: Expense reimbursement (Note 4)	(592)	(2,770)
Net expenses	1,445	1,850
Net Investment Income (Loss)	1,599	3,313

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	—	7
Total net realized gains (losses)	—	7
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	410	473
Net change in deferred tax liability	(6)	(15)
Total net change in unrealized gains (losses)	404	458
Total realized and unrealized gains (losses)	404	465
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,003	$3,778

Per Common Share Data:
Basic and diluted net investment income/(loss) per common share	$0.48	$1.52
Basic and diluted net increase/(decrease) in net assets resulting from operations per common share	$0.60	$1.73
Weighted Average Common Shares Outstanding - Basic and Diluted	3,362,681	2,180,293

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2024	2024
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$1,599	$3,313
Net realized gains (losses) on investments	—	7
Net change in unrealized gains (losses) on investments	404	458
Net Increase (Decrease) in Net Assets Resulting from Operations	2,003	3,778

Net Increase (Decrease) in Net Assets Resulting from Shareholder Distributions	(2,001)	(3,623)

Proceeds from issuance of common shares	16,540	73,040

Total Increase (Decrease) in Net Assets	16,542	73,195
Net Assets, Beginning of Period	84,166	27,513
Net Assets, End of Period	$100,708	$100,708

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

For the Nine Months Ended September 30,
2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$3,778
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains) losses on investments	(7)
Net change in unrealized gains (losses) (net of deferred taxes)	(458)
Net accretion of discount and payment in-kind interest on investments	(135)
Purchases of portfolio investments	(108,788)
Sales or repayments of portfolio investments	1,000
Increase (decrease) in operating assets and liabilities:
Increase in interest receivable	(1,062)
Decrease in due from affiliates	90
Increase in prepaid expenses and other assets	(601)
Increase in management fees payable	265
Increase in interest payable	420
Increase in incentive fee payable, net	158
Increase in accrued professional fees	769
Decrease in accrued organizational and offering costs	(235)
Increase in accrued expenses	180
Net cash provided by (used in) operating activities	(104,626)
Cash Flows provided by (used in) Financing Activities:
Borrowings on credit facility	46,000
Proceeds from secured borrowing	22,271
Deferred financing costs paid	(374)
Distributions paid in cash	(3,623)
Proceeds from issuance of common shares	73,040
Net cash provided by (used in) financing activities	137,314
Net increase (decrease) in cash and cash equivalents	32,688
Cash and cash equivalents and restricted cash, beginning of period	8,511
Cash and cash equivalents and restricted cash, end of period	$41,199

Supplemental and Non-Cash Information:
Interest paid during the period	$267

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

September 30, 2024

(Unaudited)

Portfolio Company (1)(3)(6)(8)(9)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured (5)
Allbridge, LLC - Delayed Draw Term Loan (4)	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.35%	6/5/2030	$-	$(1)	$(1)	0.0%
Allbridge, LLC - Revolving Credit Line (4)	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.35%	6/5/2030	-	(2)	(1)	0.0%
Allbridge, LLC - Term Loan (8)(11)	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.35%	6/5/2030	1,786	1,764	1,771	1.8%
Batteries Plus Holding Corporation - Revolving Credit Line (4)(7)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	11.70%	6/27/2028	-	(1)	-	0.0%
Batteries Plus Holding Corporation - Term Loan (7)(8)(11)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	11.70%	6/27/2028	477	473	477	0.5%
BHP Management Holdings, LLC - Delayed Draw Term Loan (7)(11)	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	9.75%	10/27/2028	729	724	729	0.7%
BHP Management Holdings, LLC - Term Loan (7)(8)(11)	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	9.75%	10/27/2028	1,262	1,255	1,262	1.3%
Billhighway, LLC - Delayed Draw Term Loan (4)(7)	Software & Services	SOFR + 6.75% (1.00% floor)	11.70%	2/8/2029	43	41	43	0.0%
Billhighway, LLC - Revolving Credit Line (4)(7)	Software & Services	SOFR + 6.75% (1.00% floor)	11.70%	2/8/2029	-	(1)	-	0.0%
Billhighway, LLC - Term Loan (7)	Software & Services	SOFR + 6.75% (1.00% floor)	11.70%	2/8/2029	960	947	960	1.0%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan A (7)(8)(11)	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	11.00%	1/31/2029	491	482	490	0.5%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan B (4)(7)(11)	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	11.00%	1/31/2029	16	8	16	0.0%
Cardiology Management Holdings, LLC - Term Loan (7)(8)(11)	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	11.00%	1/31/2029	695	683	695	0.7%
CheckedUp, Inc - Delayed Draw Term Loan (4)(7)(11)	Media & Entertainment	SOFR + 5.25% (1.00% floor)	10.20%	10/20/2027	246	244	246	0.2%
CheckedUp, Inc - Revolving Credit Line (4)(7)	Media & Entertainment	SOFR + 5.25% (1.00% floor)	10.35%	10/20/2027	46	45	46	0.0%
CheckedUp, Inc - Term Loan (7)(8)(11)	Media & Entertainment	SOFR + 5.25% (1.00% floor)	10.20%	10/20/2027	877	874	877	0.9%
Discovery SL Management, LLC - Delayed Draw Term Loan A (8)(11)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	10.76%	3/18/2030	359	357	357	0.4%
Discovery SL Management, LLC - Delayed Draw Term Loan B (4)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	10.76%	3/18/2030	-	(8)	(10)	0.0%
Discovery SL Management, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	10.76%	3/18/2030	-	(3)	(2)	0.0%
Discovery SL Management, LLC - Term Loan (8)(11)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	10.76%	3/18/2030	2,148	2,124	2,133	2.1%
DMA Holding Company - Revolving Credit Line (4)	Software & Services	SOFR + 7.00% (1.00% floor)	11.95%	7/19/2028	-	(2)	(4)	0.0%
DMA Holding Company - Term Loan	Software & Services	SOFR + 7.00% (1.00% floor)	11.95%	7/19/2028	1,055	1,032	1,019	1.0%
Drive Assurance Corporation - Delayed Draw Term Loan (4)	Insurance	SOFR + 7.00% (2.00% floor)	11.85%	7/10/2030	-	(1)	-	0.0%
Drive Assurance Corporation - Term Loan (8)(11)	Insurance	SOFR + 7.00% (2.00% floor)	11.85%	7/10/2030	4,593	4,548	4,593	4.6%
Firebirds Buyer, LLC - Delayed Draw Term Loan (4)(7)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.20%	3/22/2028	-	-	-	0.0%
Firebirds Buyer, LLC - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.20%	3/22/2028	22	22	22	0.0%
Firebirds Buyer, LLC - Term Loan (7)(8)(11)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.20%	3/22/2028	618	613	618	0.6%
Hasa Acquisition, LLC - Delayed Draw Term Loan (4)(7)	Capital Goods	SOFR + 5.00% (1.00% floor)	10.28%	1/10/2029	-	(3)	-	0.0%
Hasa Acquisition, LLC - Revolving Credit Line (4)(7)	Capital Goods	SOFR + 5.00% (1.00% floor)	10.28%	1/10/2029	-	(3)	-	0.0%
Hasa Acquisition, LLC - Term Loan (7)(11)	Capital Goods	SOFR + 5.00% (1.00% floor)	10.28%	1/10/2029	1,404	1,376	1,404	1.4%
Hornblower Sub LLC - Revolving Credit Line (4)	Transportation	SOFR + 5.50% (1.00% floor)	10.82%	7/3/2029	-	(4)	(1)	0.0%

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2024

(Unaudited)

Portfolio Company (1)(3)(6)(8)(9)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Hornblower Sub LLC - Term Loan (11)	Transportation	SOFR + 5.50% (1.00% floor)	10.82%	7/3/2029	2,892	2,864	2,883	2.9%
KCK Ltd - Revolving Credit Line (1)(4)	Financial Services	SOFR + 5.40% (0.00% floor)	10.40%	9/27/2027	1,976	1,930	1,929	1.9%
KCK Ltd - Term Loan (1)(12)	Financial Services	SOFR + 5.40% (0.00% floor)	10.40%	9/27/2027	11,753	11,695	11,694	11.6%
Kemper Sports Management, LLC - Delayed Draw Term Loan (7)(8)(11)	Consumer Services	SOFR + 6.25% (1.00% floor)	11.20%	1/12/2028	441	438	441	0.4%
Kemper Sports Management, LLC - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 6.25% (1.00% floor)	11.69%	1/12/2028	38	37	38	0.0%
Kemper Sports Management, LLC - Term Loan (7)(8)(11)	Consumer Services	SOFR + 6.25% (1.00% floor)	11.20%	1/12/2028	1,818	1,806	1,818	1.8%
M2S Group Intermediate Holdings Inc - Term Loan (11)	Capital Goods	SOFR + 4.75% (0.50% floor)	9.85%	8/25/2031	10,840	10,087	10,125	10.1%
Military Retail Solutions, LLC - Delayed Draw Term Loan (4)(7)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	10.10%	6/28/2029	-	(14)	(26)	0.0%
Military Retail Solutions, LLC - Revolving Credit Line (4)(7)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	10.10%	6/28/2029	101	87	87	0.1%
Military Retail Solutions, LLC - Term Loan (7)(12)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	10.10%	6/28/2029	13,146	12,891	12,922	12.8%
National Debt Relief, LLC - Delayed Draw Term Loan (7)(11)	Financial Services	SOFR + 6.50% (2.50% floor)	11.46%	2/7/2028	598	593	593	0.6%
National Debt Relief, LLC - Revolving Credit Line (7)	Financial Services	SOFR + 6.50% (2.50% floor)	11.46%	2/7/2028	120	119	119	0.1%
National Debt Relief, LLC - Term Loan (7)(8)(11)	Financial Services	SOFR + 6.50% (2.50% floor)	11.46%	2/7/2028	718	712	712	0.7%
OL Texas Restaurants, LLC - Delayed Draw Term Loan (4)(7)	Consumer Services	SOFR + 5.75% (1.00% floor)	11.07%	8/29/2029	-	(2)	-	0.0%
OL Texas Restaurants, LLC - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 5.75% (1.00% floor)	11.07%	8/29/2029	-	(2)	-	0.0%
OL Texas Restaurants, LLC - Term Loan (8)(11)	Consumer Services	SOFR + 5.75% (1.00% floor)	11.07%	8/29/2029	1,435	1,428	1,435	1.4%
OpCo Borrower, LLC - Term Loan (8)(11)	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	11.28%	4/26/2029	7,522	7,382	7,417	7.4%
Pansophic Learning US, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	11.03%	5/15/2029	995	968	974	1.0%
Pansophic Learning US, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.68%	5/15/2029	499	478	485	0.5%
Pansophic Learning US, LLC - Term Loan (8)(11)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.70%	5/15/2029	11,965	11,709	11,798	11.7%
PDDS Holdco, Inc. - Delayed Draw Term Loan (4)	Software & Services	SOFR + 7.50% (0.75% floor)	12.25%	7/18/2028	31	30	30	0.0%
PDDS Holdco, Inc. - Term Loan	Software & Services	SOFR + 7.50% (0.75% floor)	12.25%	7/18/2028	229	224	224	0.2%
Priority Holdings, LLC - Term Loan (8)(11)	Financial Services	SOFR + 4.75% (0.50% floor)	9.81%	5/16/2031	2,895	2,881	2,895	2.9%
Restaurant Holding Company, LLC - Delayed Draw Term Loan (4)(7)	Consumer Services	SOFR + 6.25% (1.00% floor)	11.21%	2/25/2028	-	(1)	-	0.0%
Restaurant Holding Company, LLC - Term Loan (7)(8)(11)	Consumer Services	SOFR + 6.25% (1.00% floor)	11.21%	2/25/2028	2,046	2,038	2,046	2.0%
Salt US Holdco, LLC - Delayed Draw Term Loan (4)(8)	Transportation	SOFR + 5.73% (1.00% floor)	10.34%	7/31/2029	27	25	20	0.0%
Salt US Holdco, LLC - Term Loan (11)	Transportation	SOFR + 5.73% (1.00% floor)	10.34%	7/31/2029	2,004	1,984	1,984	2.0%
Select Rehabilitation, LLC - Term Loan (8)(11)	Health Care Equipment & Services	SOFR + 8.50% (1.00% floor)	13.45%	10/19/2027	1,923	1,922	1,613	1.6%
Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Loan (4)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	10.06%	3/20/2030	-	(14)	-	0.0%
Senior Support Holdings (Franchise) Acquisition, Inc. - Term Loan (8)(11)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	10.06%	3/20/2030	3,528	3,462	3,528	3.5%
Spartan CP, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.60%	6/28/2029	475	452	475	0.5%
Spartan CP, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.60%	6/28/2029	331	323	331	0.3%
Spartan CP, LLC - Term Loan (8)(11)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.60%	6/28/2029	4,543	4,455	4,543	4.5%

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2024

(Unaudited)

Portfolio Company (1)(3)(6)(8)(9)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Splash Car Wash, Inc - Delayed Draw Term Loan (4)(7)	Consumer Discretionary Distribution & Retail	SOFR + 6.50% (1.00% floor) + 1.00% PIK	12.71%	6/30/2026	4	4	4	0.0%
Splash Car Wash, Inc - Revolving Credit Line (7)	Consumer Discretionary Distribution & Retail	SOFR + 6.50% (1.00% floor) + 1.00% PIK	12.49%	6/30/2026	14	14	14	0.0%
Splash Car Wash, Inc - Term Loan (7)(8)(11)	Consumer Discretionary Distribution & Retail	SOFR + 6.50% (1.00% floor) + 1.00% PIK	12.37%	6/30/2026	328	324	328	0.3%
Total Fleet Buyer, LLC - Revolving Credit Line (4)	Commercial & Professional Services	SOFR + 4.50% (1.00% floor)	9.80%	7/15/2030	-	(19)	(14)	0.0%
Total Fleet Buyer, LLC - Term Loan (11)	Commercial & Professional Services	SOFR + 4.50% (1.00% floor)	9.80%	7/15/2030	5,662	5,565	5,594	5.6%
WildBrain Ltd. - Revolving Credit Line (1)(4)	Media & Entertainment	SOFR + 6.00% (1.00% floor)	11.26%	7/23/2029	999	962	970	1.0%
WildBrain Ltd. - Term Loan (1)(11)	Media & Entertainment	SOFR + 6.00% (1.00% floor)	11.28%	7/23/2029	17,794	17,447	17,527	17.4%
XDimensional Technologies, Inc. - Delayed Draw Term Loan (7)	Software & Services	SOFR + 5.00% (2.00% floor) + 3.00% PIK	12.95%	12/24/2025	12	12	12	0.0%
XDimensional Technologies, Inc. - Revolving Credit Line (4)(7)	Software & Services	SOFR + 5.00% (2.00% floor) + 3.00% PIK	12.95%	12/24/2025	-	(1)	(3)	0.0%
XDimensional Technologies, Inc. - Term Loan (7)	Software & Services	SOFR + 5.00% (2.00% floor) + 3.00% PIK	12.95%	12/24/2025	873	862	833	0.8%
Total First Lien Senior Secured					128,402	125,740	126,137	125.3%
Total Debt Investments					$128,402	$125,740	$126,137	125.3%

Equity Investments
Private Companies
Senior Support Holdings, LP - Class A-1 Units (8)(10)	Health Care Equipment & Services	NA			338	$338	$359	0.4%
Senior Support Holdings, LP - Class B Units (8)(10)	Health Care Equipment & Services	NA			338	-	38	0.0%
Total Private Companies						338	397	0.4%
Total Equity Investments						338	397	0.4%
Total Investments						$126,078	$126,534	125.7%

Cash Equivalents
First American Government Obligations Fund - X Class (13)	Cash Equivalents	NA	5.05%		40,471	$40,471	$40,471	40.2%
Cash Equivalents Total						40,471	40,471	40.2%
Investments and Cash Equivalents Total						$166,549	$167,005	165.9%
Other Assets in Excess of Liabilities (14)							$(66,297)	(65.9)%
Net Assets							$100,708	100.0%
(1)
All investments in AMG Comvest Senior Lending Fund (the “Fund”) are considered qualifying assets, under Section 55(a) of the Investment Company Act of 1940. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of September 30, 2024, 18.81% of the Fund's total assets are represented by investments at fair value that are considered non-qualifying assets.
(2)
Percentages are based on net assets as of September 30, 2024.
(3)
The fair value of investments with respect to securities for which market quotations are not readily available are valued using significant unobservable inputs (See Note 3 - Fair Value of Financial Instruments).

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2024

(Unaudited)

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
(5)
The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR”) and which reset monthly, quarterly, semiannually, or annually. For each, the Fund has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of September 30, 2024, the reference rates for the Fund's variable rate loans were the 1 month SOFR at 4.85%, the 3 month SOFR at 4.59%, and the 6 month SOFR at 4.25%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(6)
All investments domiciled in the United States unless otherwise noted.
(7)
Positions that have a SOFR reference rate, from time to time have an additional spread adjustment. This spread adjustment ranges from 0.00% - 0.26% depending on the contractual arrangement. These spread adjustments have been included in the all-in rate shown.
(8)
Investment is held by AMG Comvest Senior Lending Blocker MF SPV, LLC, a wholly-owned subsidiary of AMG Comvest Senior Lending Fund.
(9)
The Fund updated certain descriptions of its portfolio companies presented in the consolidated financial statements as of September 30, 2024 to align with the legal issuer name, where applicable. These updates had no impact on the Consolidated Statements of Assets and Liabilities as of September 30, 2024.
(10)
This security is restricted and not available to resale. The Fund purchased the security on March 20, 2024. Additionally on March 20, 2024, the Fund purchased Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Loan and Senior Support Holdings (Franchise) Acquisition, Inc. – Term Loan. These investments are offered by the same issuer and are not restricted to resale.
(11)
Investment held in AMG Comvest Senior Lending Fund LLI SPV, LLC as collateral for "the Secured Loan Facility".
(12)
Investment subject to "the Participation Agreement".
(13)
A copy of the security's annual report to shareholders may be obtained without charge on the SEC's website (http://www.sec.gov).
(14)
Included in the total is an amount of $725 held for collateral to meet requirements associated with the credit facility.

PIK - Payment-in-kind

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2024

(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2024:

Industry(1)	Investments and Cash Equivalents at Fair Value	Percentage of Fair Value
Cash Equivalents	$40,471	24.2%
Consumer Services	25,024	15.0%
Media & Entertainment	19,666	11.8%
Health Care Equipment & Services	18,625	11.2%
Financial Services	17,942	10.7%
Consumer Staples Distribution & Retail	12,983	7.8%
Capital Goods	11,529	6.9%
Commercial & Professional Services	5,580	3.3%
Transportation	4,886	2.9%
Insurance	4,593	2.7%
Software & Services	3,114	1.9%
Telecommunication Services	1,769	1.1%
Technology Hardware & Equipment	477	0.3%
Consumer Discretionary Distribution & Retail	346	0.2%
	$167,005	100.0%

(1) The Fund reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of September 30, 2024, to align with Global Industry Classification Standards (“GICS”), where applicable. These reclassifications had no impact on the Consolidated Statements of Assets and Liabilities as of September 30, 2024.

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

PIK - Payment-in-kind

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

AMG COMVEST SENIOR LENDING FUND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share amounts, percentages, and as otherwise indicated)

September 30, 2024

(Unaudited)

Note 1— Organization

Organization

AMG Comvest Senior Lending Fund (the “Fund”) is a Delaware statutory trust. The Fund was formed as a limited partnership on June 28, 2023, under the laws of the State of Delaware. The Fund was initially formed with the name Comvest Credit Partners BDC Fund, L.P., which changed to AMG Comvest Senior Lending Fund on October 23, 2023. The Fund is a diversified, closed-end management investment company that, on October 24, 2023, elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Prior to October 25, 2023, the Fund was treated as a partnership for tax purposes.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The Fund’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Subsidiaries. The Fund is an investment company and accordingly applies specific accounting and financial reporting requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services – Investments Companies.

The Fund’s consolidated interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, the Fund’s consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. The consolidated interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Fund’s Form 10-K for the period from September 29, 2023, (“Inception Date”) to December 31, 2023, as filed with the SEC.

All intercompany balances and transactions between the Fund and the Subsidiaries have been eliminated.

The Fund reclassified certain industry groupings of its portfolio companies presented in the accompanying consolidated financial statements as of September 30, 2024, to align with the recently updated Global Industry Classification Standards ("GICS"), where applicable. These reclassifications had no impact on the Consolidated Statements of Assets and Liabilities as of September 30, 2024.

The Fund updated certain descriptions of its portfolio companies presented in the consolidated financial statements as of September 30, 2024, to align with the legal issuer name, where applicable. These updates had no impact on the Consolidated Statements of Assets and Liabilities as of September 30, 2024.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these consolidated financial statements. Actual results could differ from those estimates.

Valuation of Portfolio Investments

The Investment Adviser applies fair value accounting in accordance with GAAP and valuation policies and procedures (“Valuation Policy”) adopted by the Fund’s Board of Trustees (the “Board”). Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Fund’s Consolidated Statements of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Fund’s Consolidated Statements of Operations as “Net change in unrealized gains (losses) of investments”.

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

One or more independent valuation firms (each a “Valuation Agent”) are engaged to independently value our investments, in consultation with the Investment Adviser. Our valuation procedures, which are the procedures that are followed by such Valuation Agent are set forth in more detail below:

1) Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.

2) Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.

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

3) Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi-step valuation process:

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

Investment Classification

The Fund classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “Affiliated Investments” are defined as those investments in companies in which the Fund owns 5% or more of the voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of September 30, 2024 and as of December 31, 2023, the Fund did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

Security Transactions

Security transactions are accounted for on a trade date basis.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account. Such cash and cash equivalents, at times, may exceed federally insured limits. Cash and cash equivalents are carried at cost which approximates fair value. Certain cash amounts are held in a segregated account to collateralize outstanding borrowings under the credit facility agreement, and are subject to restrictions of use.

The Fund considers all highly liquid investments that can be converted to cash, or having a maturity date, within three months, when acquired, to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Fund held cash and cash equivalents in the form of money market fund shares held in First American Government Obligations Fund Class X and other cash and cash equivalents with a fair value of $40,474 and $8,511, respectively, representing 40.2% and 30.9%, respectively, of the Fund’s net assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), as inputs in the valuation are observable.

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

Organizational expenses are expensed as incurred, while offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of investment operations. As of September 30, 2024 and December 31, 2023, unamortized offering costs of $785 and $384, respectively, were deferred and are reflected in the Statements of Assets and Liabilities as part of prepaid expenses and other assets. For the three and nine months ended September 30, 2024, the Fund expensed organizational and offering costs in the amount of $346 and $627, respectively.

Deferred Financing Costs

Financing costs incurred in connection with the Fund's credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 6—Borrowings.

Revenue Recognition

Interest Income

Interest income, including amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Fund may have loans in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when deemed by the issuer.

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

Income Taxes

The Fund has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC Subchapter M of under the Code and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify and be subject to tax as a RIC, among other things, the Fund is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its shareholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Fund intends to make the requisite distributions to its shareholders, which will generally relieve the Fund from U.S. federal income taxes with respect to all income distributed to its shareholders. The Fund evaluated tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.

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

Subsidiary I filed an election with the Internal Revenue Service to be treated as a corporation for tax purposes and is subject to U.S. federal and state income taxes. The consolidated financial statements include Subsidiary I, for which a provision for corporate income taxes has been recorded. For the nine months ended September 30, 2024, Subsidiary I recorded $15 as a deferred tax expense and deferred tax liability.

Deferred income tax is computed by applying the federal statutory income tax rate of 21% and estimated applicable state tax statutory rates (net of federal tax benefit) to unrealized gains/(losses) on investments before taxes for the nine months ended September 30, 2024.

Recent Accounting Standards Update

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Fund does not expect this guidance to materially impact its consolidated financial statements.

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

The following table presents fair value measurements of investments and cash equivalents, by major class, as of September 30, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$126,137	$126,137
Equity	—	—	397	397
Cash Equivalents	40,471	—	—	40,471
Total	$40,471	$—	$126,534	$167,005

The following table presents fair value measurements of investments, by major class, as of December 31, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$18,281	$18,281
Total	$—	$—	$18,281	$18,281

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2024:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2023	$18,281	$—	$18,281
Purchases and other adjustments to cost	108,475	338	108,813
Sales and repayments	(1,150)	—	(1,150)
Net realized gains (losses)	7	—	7
Net change in unrealized gains (losses) on investments	414	59	473
Net accretion of discount on investments	110	—	110
Balance as of September 30, 2024	$126,137	$397	$126,534
Net change in unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Fund at the end of the period:	$414	$59	$473

For the nine months ended September 30, 2024, there were no transfers between levels of the fair value hierarchy.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of September 30, 2024. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

As of September 30, 2024
				Selected Input Range			Impact to Valuation from
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)	an Increase in Input (b)
First Lien Senior Secured	$126,137	Discounted Cash Flow	Discount Rate	7.5%	24.0%	9.8%	Decrease
Equity	397	Market Comparables	EBITDA Multiple	15.0x	16.0x	15.5x	Increase
Total	$126,534
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

There were no significant changes in valuation approach or technique as of September 30, 2024 and December 31, 2023.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

For discussion of the fair value measurement of the Fund's borrowings, refer to Note 6—Borrowings.

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

For the three and nine months ended September 30, 2024, the Fund incurred $265 and $511, respectively, in Management Fees under the Investment Management Agreement. The Investment Adviser has chosen to voluntarily waive $0 and $130, respectively, of Management Fees earned in accordance with the Investment Management Agreement for the three and nine months ended September 30, 2024, which is reflected in the Consolidated Statements of Operations as a part of Fee Waivers. Any fees waived under the Investment Management Agreement are not subject to future reimbursement to the Investment Adviser pursuant to the Expense Limitation and Reimbursement Agreement.

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

For the three and nine months ended September 30, 2024, the Fund incurred $151 and $239, respectively, in Incentive Fees under the Investment Management Agreement. The Investment Adviser has chosen to voluntarily waive $0 and $81, respectively, of incentive fees earned in accordance with the Investment Management Agreement for the three and nine months ended September 30, 2024, which is reflected in the Consolidated Statements of Operations as a part of Fee Waivers. Any fees waived under the Investment Management Agreement are not subject to future reimbursement to the Investment Adviser pursuant to the Expense Limitation and Reimbursement Agreement.

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

For the three and nine months ended September 30, 2024, the Fund incurred $54 and $103, respectively, in Administration Fees under the Administration Agreement. The Administrator has chosen to voluntarily waive $0 and $26, respectively, of administration fees earned in accordance with the Administration Agreement for the three and nine months ended September 30, 2024, which is reflected in the Consolidated Statements of Operations as a part of Fee Waivers. Any fees waived under the Administration Agreement are not subject to future reimbursement to the Administrator pursuant to the Expense Limitation and Reimbursement Agreement.

Amended and Restated Expense Limitation and Reimbursement Agreement

Effective December 26, 2023, the Investment Adviser and the Administrator entered into an Amended and Restated Expense Limitation and Reimbursement Agreement with the Fund for a two year term beginning on the effective date of the Investment Management Agreement and ending on October 23, 2005 thereof (the “Limitation Period”) to pay, absorb, or reimburse the Fund’s aggregate Operating Expenses (as defined below) on the Fund’s behalf (x) above 1.25% of the value of the Fund’s quarterly net assets as of the beginning of the first calendar day of the applicable quarter adjusted for any share issuances or repurchases during the applicable quarter for the period of time that the Fund operates as a privately offered, non-traded BDC and (y) above 1.25% of the value of the Fund’s monthly net assets as of the beginning of the first calendar day of the applicable month adjusted for any share issuances or repurchases for the applicable month during the period of time that the Fund operates as a publicly- offered, non- traded BDC (each such payment, absorption or reimbursement, a “Required Expense Payment”).

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

For the three and nine months ended September 30, 2024, the Fund was reimbursed $592 and $2,770, respectively, by the Investment Adviser and the Administrator. The cumulative reimbursement of $3,938 will expire between September 30, 2026 through August 31, 2027 if not recouped. As of September 30, 2024, the Investment Adviser and the Administrator owed the Fund $592 in expense reimbursement, which is reflected in the Statements of Assets and Liabilities under Due from affiliates.

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

Note 5—Commitments and Contingencies

Commitments

In the ordinary course of business, the Fund may enter into future funding commitments. As of September 30, 2024, the Fund had unfunded commitments on delayed draw term loans and revolving credit lines of $9,359 and $12,616, respectively. As of December 31, 2023, the Fund had unfunded commitments on delayed draw term loans and revolving credit lines of $1,900 and $946, respectively.

As of September 30, 2024, the Fund’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Allbridge	First Lien Senior Secured	Delayed Draw Loan	$166
Allbridge	First Lien Senior Secured	Revolving Credit Line	166
Baker Hill	First Lien Senior Secured	Revolving Credit Line	115
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	63
Billhighway	First Lien Senior Secured	Delayed Draw Loan	117
Billhighway	First Lien Senior Secured	Revolving Credit Line	80
BKH	First Lien Senior Secured	Delayed Draw Loan	208
Cardiovascular Logistics	First Lien Senior Secured	Delayed Draw Loan	461
CheckedUp	First Lien Senior Secured	Delayed Draw Loan	49
CheckedUp	First Lien Senior Secured	Revolving Credit Line	138
Discovery SL Management	First Lien Senior Secured	Delayed Draw Loan	1,499
Discovery SL Management	First Lien Senior Secured	Revolving Credit Line	300
Firebirds	First Lien Senior Secured	Delayed Draw Loan	38
Firebirds	First Lien Senior Secured	Revolving Credit Line	16
Global School Management	First Lien Senior Secured	Delayed Draw Loan	499
Global School Management	First Lien Senior Secured	Revolving Credit Line	499
GoAuto	First Lien Senior Secured	Delayed Draw Loan	270
HASA	First Lien Senior Secured	Delayed Draw Loan	157
HASA	First Lien Senior Secured	Revolving Credit Line	151
Hornblower	First Lien Senior Secured	Revolving Credit Line	453
InXpress	First Lien Senior Secured	Delayed Draw Loan	641
KCK NAV	First Lien Senior Secured	Revolving Credit Line	7,426
Kemper Sports Management	First Lien Senior Secured	Revolving Credit Line	125
Ojos Locos	First Lien Senior Secured	Delayed Draw Loan	583
Ojos Locos	First Lien Senior Secured	Revolving Credit Line	233
Planet DDS	First Lien Senior Secured	Delayed Draw Loan	5
Pro Food Solutions	First Lien Senior Secured	Delayed Draw Loan	1,515
Pro Food Solutions	First Lien Senior Secured	Revolving Credit Line	656
Senior Support Holdings	First Lien Senior Secured	Delayed Draw Loan	1,519
Spartan Fitness	First Lien Senior Secured	Delayed Draw Loan	1,594
Spartan Fitness	First Lien Senior Secured	Revolving Credit Line	83
Splash Car Wash	First Lien Senior Secured	Delayed Draw Loan	38
Total Fleet Solutions	First Lien Senior Secured	Revolving Credit Line	1,148
WildBrain	First Lien Senior Secured	Revolving Credit Line	904
XDimensional Technologies	First Lien Senior Secured	Revolving Credit Line	60
Total			$21,975

As of December 31, 2023, the Fund’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Baker Hill	First Lien Senior Secured	Revolving Credit Line	$115
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	63
BKH	First Lien Senior Secured	Delayed Draw Loan	208
Cardiovascular Logistics	First Lien Senior Secured	Delayed Draw Loan	461
CheckedUp	First Lien Senior Secured	Delayed Draw Loan	171
CheckedUp	First Lien Senior Secured	Revolving Credit Line	26
Firebirds	First Lien Senior Secured	Delayed Draw Loan	38
Firebirds	First Lien Senior Secured	Revolving Credit Line	19
Hasa	First Lien Senior Secured	Delayed Draw Loan	157
Hasa	First Lien Senior Secured	Revolving Credit Line	133
Kemper Sports Management	First Lien Senior Secured	Delayed Draw Loan	96
Kemper Sports Management	First Lien Senior Secured	Revolving Credit Line	163
National Debt Relief	First Lien Senior Secured	Revolving Credit Line	120
Ojos Locos 3	First Lien Senior Secured	Delayed Draw Loan	595
Ojos Locos 3	First Lien Senior Secured	Revolving Credit Line	233
Planet DDS	First Lien Senior Secured	Delayed Draw Loan	12
Splash Car Wash	First Lien Senior Secured	Delayed Draw Loan	42
Splash Car Wash	First Lien Senior Secured	Revolving Credit Line	14
XDimensional Technologies	First Lien Senior Secured	Delayed Draw Loan	121
XDimensional Technologies	First Lien Senior Secured	Revolving Credit Line	60
Total			$2,846

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the consolidated financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of September 30, 2024 and the Schedule of Investments as of December 31, 2023. The par amount of the unfunded portfolio company commitments is not recognized by the Fund until the commitment is funded.

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

Note 6—Borrowings

Secured Loan Facility

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

The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings for the three and nine months ended September 30, 2024 was 7.82%. The average daily debt outstanding for the three and nine months ended September 30, 2024 was $15,380 and $5,164 respectively. The maximum debt outstanding for the three and nine months ended September 30, 2024 was $46,000.

The following table represents borrowings as of September 30, 2024:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Secured Loan Facility	$300,000	$46,000	$374	$45,626
Total	$300,000	$46,000	$374	$45,626

The following table represents interest and debt fees for the three and nine months ended September 30, 2024:

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
Secured Loan Facility	SOFR + 2.60%	$343	$—	$126
Total		$343	$—	$126
(1)
As of September 30, 2024, the 1-month SOFR rate was 4.85%.
(2)
Amortization of deferred financing costs and other fees are included in interest expense on the Consolidated Statements of Operations.

At September 30, 2024, the carrying amount of the Fund's secured borrowings approximated their fair value in accordance with ASC 820. As of September 30, 2024, the Fund's borrowings would be deemed to be Level 3, as defined in Note 3—Fair Value of Financial Instruments.

Secured Borrowing Agreement

On July 22, 2024, the Fund entered into a participation agreement (the “Participation Agreement”) with Macquarie Bank Limited ("Macquarie"). Pursuant to the Participation Agreement, the Fund transferred investments to Macquarie with a total principal balance of $24.9million for proceeds of $22.3million and repurchased the same investment on a forward settlement basis. The repurchase transaction will have a settlement date of up to 90 days. The repurchase transaction under the Participation Agreement is a type of secured borrowing, in which the Fund will retain the economics of the investment and will pay an interest charge. The amount outstanding under the Participation Agreement as of September 30, 2024 was $22.3 million, which is reflected as Secured Borrowing on the Statements of Assets and Liabilities. The amount of interest paid under the Participation Agreement for the three and nine months ended September 30, 2024, was $217.7, which equated to an effective interest rate of 8.52%. Interest expense incurred under the Participation Agreement is reflected on the Consolidated Statements of Operation as Interest Expense.

Note 7—Capital

Investor Commitments

As of September 30, 2024, the Fund had $200,010 in Capital Commitments, of which $99,460 were unfunded. As of December 31, 2023, the Fund had $27,500 in Capital Commitments, of which $0 were unfunded.

Capital Drawdowns

The following table summarizes the total shares issued and net proceeds related to capital drawdowns for the nine months ended September 30, 2024:

Share Issue Date	Shares Issued	Net Proceeds Received
March 28, 2024	561,122	$14,000
April 30, 2024	497,810	12,500
June 28, 2024	1,196,172	30,000
September 30, 2024	659,490	16,540
Total Shares Issued	2,914,594	$73,040

There were no shares issued through the Dividend Reinvestment Plan for the three and nine months ended September 30, 2024.

As of September 30, 2024 and December 31, 2023, Comvest Group Holdings SPV II LLC, a wholly owned subsidiary of an affiliate of Comvest Partners, owned 409 and 409, respectively, of the Fund's common shares, Feeder Fund I owned 2,856,699 and 1,100,000, respectively, of the Fund's common shares, and Feeder Fund II owned 1,157,895 and 0, respectively, of the Fund's common shares.

Distributions and Dividends

Distributions paid during the three and nine months ended September 30, 2024, totaled $2,001 and $3,623, respectively.

The following table reflects distributions declared, per share that have been declared by the Board for the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount
March 27, 2024	March 27, 2024	March 28, 2024	$0.54
June 27, 2024	June 27, 2024	June 28, 2024	$0.48
September 27, 2024	September 27, 2024	September 30, 2024	$0.60

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

Note 8—Net Assets

The Fund commenced investment operations on October 18, 2023. The Fund did not have significant net asset activity prior to this date.

The following table reflects the net assets activity for the three months ended September 30, 2024:

	Common shares	Common shares - par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of June 30, 2024	3,355,513	$3	$84,027	$136	$84,166
Issuance of common shares, net of issuance costs	659,490	1	16,539	—	16,540
Distributions to shareholders	—	—	—	(2,001)	(2,001)
Net investment income (loss)	—	—	—	1,599	1,599
Net realized gain (loss) from investment transactions	—	—	—	—	—
Net change in unrealized gain (loss) on investments	—	—	—	404	404
Balance as of September 30, 2024	4,015,003	$4	$100,566	$138	$100,708

The following table reflects the net assets activity for the nine months ended September 30, 2024:

	Common shares	Common shares - par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of December 31, 2023	1,100,409	$1	$27,529	$(17)	$27,513
Issuance of common shares, net of issuance costs	2,914,594	3	73,037	—	73,040
Distributions to shareholders	—	—	—	(3,623)	(3,623)
Net investment income (loss)	—	—	—	3,313	3,313
Net realized gain (loss) from investment transactions	—	—	—	7	7
Net change in unrealized gain (loss) on investments	—	—	—	458	458
Balance as of September 30, 2024	4,015,003	$4	$100,566	$138	$100,708

Note 9—Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2024, there are no dilutive securities. The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three and nine months ended September 30, 2024.

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Net increase (decrease) in net assets resulting from operations	$2,003	$3,778
Weighted average shares of common shares outstanding - basic and diluted	3,362,681	2,180,293
Earnings (loss) per share of common shares - basic and diluted	$0.60	$1.73

Note 10—Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2024:

For the Nine Months Ended
September 30, 2024
Per Common Share Operating Performance
Net Asset Value, Beginning of Period:	$25.00
Results of Operations:
Net Investment Income (Loss) (1)	1.52
Net Realized and Unrealized Gain (Loss) on Investments	0.18
Net Increase (Decrease) in Net Assets Resulting from Operations	1.70
Distributions to Common Shareholders
Distributions from Net Investment Income	(1.62)
Net Decrease in Net Assets Resulting from Distributions	(1.62)
Net Asset Value, End of Period	$25.08
Shares Outstanding, End of Period	4,015,003
Total return(2)(3)	6.93%
Net assets, end of period	$100,708
Ratio/Supplemental Data
Weighted average shares outstanding	2,180,293
Ratio of net investment income (loss) to average net assets without waivers(4)	0.77%
Ratio of net investment income (loss) to average net assets with waivers(4)	8.12%
Ratio of total expenses to average net assets without waivers(4)	11.87%
Ratio of total expenses to average net assets with waivers(4)	4.52%
Asset coverage ratio	248%
Portfolio turnover rate (3)	1.94%

(1)
The per common share data was derived by using weighted average shares outstanding.
(2)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the period reported.
(3)
Not Annualized.
(4)
Annualized.

Note 11—Subsequent Events

The Fund has evaluated subsequent events through the filing of this Form 10-Q and has determined that no material events or transactions occurred through the issuance date of the Fund's consolidated financial statements which require additional disclosure in or adjustment of the Fund's consolidated financial statements, except on October 17, 2024 and November 13, 2024, the Fund called capital for $50 million and $49.5 million, respectively.

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
•
the ability of Comvest Credit Managers, LLC (the “Investment Adviser”) and its affiliates to retain talented professionals;
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

Overview

The Fund is an externally managed, diversified, closed-end management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Fund was formed as Comvest Credit Partners BDC Fund, L.P. on June 28, 2023 as a limited partnership under the laws of the State of Delaware. The Fund changed its name to AMG Comvest Senior Lending Fund on October 23, 2023 and converted to a Delaware statutory trust by operation of law on October 24, 2023. The Fund commenced operations on September 29, 2023 (“Inception Date”) and commenced investment operations on October 18, 2023.

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

Portfolio and Investment Activity

During the nine months ended September 30, 2024, we made $108,813 of investments in new or existing portfolio companies and had $1,000 in aggregate amount of sales and repayments, resulting in net investments of $107,813 for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at September 30, 2024 was as follows:

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	75.6%	10.7%
Equity	0.2%	—
Cash Equivalents	24.2%	—
Total	100.0%	10.7%

Our portfolio composition, based on fair value at December 31, 2023 was as follows:

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	100%	11.8%
Total	100%	11.8%

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
1

Investments that are performing at or above expectations. No issues or foreseen issues on performance, covenants, liquidity, etc. The credit is expected to be repaid at or prior to maturity through available cash flow or to be refinanced.

2

Investments that are performing substantially within our expectations, with the risks remaining neutral or favorable. All new loans are initially rated 2. The credit is expected to be repaid at or prior to maturity through available cash flow or to be refinanced by a third party.

3	Investments that are performing below our expectations and that require closer monitoring, but where we expect no loss of investment return or principal.

4

Investments that are performing below our expectations and for which risk has increased since the original investment. Although the loan is underperforming, there is not a high likelihood of any loss of principal or interest but there may be a possibility for equity returns, one-time fees or capitalized interest (if applicable) to be implied.

5

Investments that are performing substantially below our expectations and whose risks have increased substantially since the original investment. Typically, the borrower will be in default, or the loan will have been modified to address a default or the loan may be past due.

6	Investments that are performing poorly; it is unlikely that the enterprise or asset values currently exceed the debt and/or material reduction in enterprise value is reasonably foreseen.

The Investment Adviser focuses on downside protection by leveraging existing rights available under the credit documents; however, for investments that are significantly underperforming, which may need to be restructured, the Investment Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Investment Committee.

The weighted average risk rating of our investments based on fair value was 2.0 as of September 30, 2024. As of September 30, 2024, the Fund had no portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Fund’s non-accrual policy.

	As of September 30, 2024
Internal Performance Rating	Investments at Fair Value (in thousands)	Percentage of Total Investments
1	$—	—%
2	124,921	98.7
3	—	—
4	1,613	1.3
5	—	—
6	—	—
Total	$126,534	100.0%

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

The following table shows the weighted average rate, spread over the reference rate of floating rate and fees of investments originated during the three months ended September 30, 2024.

Weighted average rate of new investment fundings	10.65%
Weighted average spread over the reference rate of new floating rate investment fundings	5.53%
Weighted average OID fees of new investment fundings	0.30%

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2024 was as follows (dollars in thousands):

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Total investment income	$3,044	$5,163
Less: Net expenses	1,445	1,850
Net investment income	1,599	3,313
Net realized gains (loss) on investments	—	7
Net change in unrealized income (losses) on investments	404	458
Net increase (decrease) in net assets resulting from operations	$2,003	$3,778

Investment Income

Investment income for the three and nine months ended September 30, 2024, was driven by deployment of capital and interest income from our investments. The composition of our investment income was as follows (dollars in thousands):

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Interest from investments	$2,974	$5,045
Fee income	70	118
Total investment income	$3,044	$5,163

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2024 was as follows (dollars in thousands):

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Management fees	$265	$511
Incentive fees	151	239
Administrative expenses	54	103
Interest expense	687	687
Professional fees	287	2,167
Trustees' fees	52	146
Organizational and offering expenses	346	627
Other general expenses	195	377
Fee waivers	—	(237)
Expense reimbursement	(592)	(2,770)
Net expenses	$1,445	$1,850

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three and nine months ended September 30, 2024 were as follows (dollars in thousands):

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Net realized gains (losses)
Non-controlled, Non-affiliate investments	$—	$7
Total net realized gains (losses)	—	7
Net change in unrealized gains (losses) on investments
Non-controlled, non-affiliated investments	410	473
Net change in deferred tax liability	(6)	(15)
Total net change in unrealized gains (losses) on investments	404	458
Total net realized and unrealized gains (losses)	$404	$465

Liquidity and Capital Resources

We generate cash from (1) drawing down capital in respect of Shares, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

As of September 30, 2024, we are party to the Secured Loan Facility, as described in more detail in Note 6—Borrowings.

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

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	As of
	September 30, 2024	December 31, 2023
Cash and cash equivalents	$40,474	$8,511
Unfunded portfolio company commitments	(21,975)	(2,846)
Undrawn capital commitments	99,460	-
Total operational liquidity	$117,959	$5,665

Taxation as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any income that we distribute as dividends for U.S. federal income tax purposes to our shareholders. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our shareholders, for each tax year, an amount equal to at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss and determined without regard to any deduction for dividends paid. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders. If we fail to qualify as a RIC, we will be subject to U.S. federal income tax at the regular corporate rates on our income and capital gains.

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

Distributions and Dividends

Distributions declared for the three and nine months ended September 30, 2024, totaled $2,001 and $3,623, respectively.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board as of September 30, 2024 and as of our most recent fiscal period ended December 31, 2023:

Date Declared	Record Date	Payment Date	Per Share Amount
March 27, 2024	March 27, 2024	March 28, 2024	$0.54
June 27, 2024	June 27, 2024	June 28, 2024	$0.48
September 27, 2024	September 27, 2024	September 30, 2024	$0.60

Date Declared	Record Date	Payment Date	Per Share Amount
December 28, 2023	December 28, 2023	December 29, 2023	$0.55

We intend to pay quarterly distributions to our shareholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income no less frequently than quarterly and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.

Borrowings

We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As a result, in addition to the foregoing 1940 Act restriction on leverage, we do not currently expect to borrow in excess of the lesser of 20% of our Aggregate Committed Capital and $300 million. We may in the future, though, determine to utilize a greater amount of leverage, including for investment purposes. As of September 30, 2024, we had $67,897 par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 248%, compliant with the minimum asset coverage level of 150% generally required by a BDC by the 1940 Act.

Secured Loan Facility

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

Contractual Obligations

As of September 30, 2024, we have entered into an Investment Management Agreement with the Investment Adviser pursuant to the 1940 Act to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. Payments for investment advisory services under the Advisory Agreement are described under Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 4. Related Party Transactions. Payments for administration services under the Administration Agreement are described under Item 1. Financial Statements –Notes to Consolidated Financial Statements – Note 4. Related Party Transactions.

Off-Balance Sheet Arrangements

As of September 30, 2024, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of September 30, 2024, we had unfunded commitments on revolving credit lines and delayed draw term loans of $21,975. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand and undrawn Capital Commitments from our investors. Please refer to Note 5—Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

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

Valuation of Portfolio Investments

The Investment Adviser applies fair value accounting in accordance with GAAP and the Valuation Policy. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Fund’s Consolidated Statements of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Fund’s Consolidated Statements of Operations as “Net change in unrealized gains (losses) of investments”.

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

One or more independent valuation firms (each a “Valuation Agent”) are engaged to independently value our investments, in consultation with the Investment Adviser. Our valuation procedures, which are the procedures that are followed by such Valuation Agent are set forth in more detail below:

1) Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.

2) Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.

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

3) Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi-step valuation process:

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

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Fund may have loans in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when deemed by the issuer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Key base interest rates, such as Secured Overnight Financing Rate (“SOFR”), may fluctuate over time. As of September 30, 2024, 99% of investments at fair value represent floating-rate investments with a reference rate floor and none of our debt investments at fair value represent fixed-rate investments.

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

Assuming that the interim and unaudited Statements of Assets and Liabilities as of September 30, 2024, was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Interest Income (in thousands)	Net Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 100 basis points	$(1,284)	$(683)	$(601)
Down 200 basis points	(2,568)	(1,365)	(1,203)
Up 100 basis points	1,284	683	601
Up 200 basis points	2,568	1,365	1,203
Up 300 basis points	3,852	2,048	1,804

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2024. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Report, you should carefully consider the factors previously disclosed in our Annual Report on Form 10-K for the period from the Inception Date to December 31, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, our financial condition, our investments and/or operating results. During the nine months ended September 30, 2024, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the period from the Inception Date to December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Fund did not make any sales of unregistered securities during the fiscal quarter ended September 30, 2024 that were not previously disclosed in a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

AMG Comvest Senior Lending Fund

Date: November 13, 2024	By:	/s/ Robert O’Sullivan
	Name: Title:	Robert O’Sullivan Chief Executive Officer

Date: November 13, 2024	By:	/s/ Cecilio M. Rodriguez
	Name: Title:	Cecilio M. Rodriguez Chief Financial Officer