Form 10-K
period 2024-12-31
AMG Comvest Senior Lending Fund
filed 2025-03-20
CIK 1987221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2024

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-01669

AMG Comvest Senior Lending Fund

(Exact Name of Registrant as Specified in Charter)

Delaware	93-4109571
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

360 S Rosemary Avenue, Suite 1700,
West Palm Beach, FL	33401
(Address of Principal Executive Offices)	(Zip Code)

(561) 727-2001

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	None	None
(Title of each class)	(Trading Symbol(s))	(Name of each exchange where registered)

Securities registered pursuant to Section 12(g) of the Act: Class I common shares of beneficial interest, par value $0.001 per share

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

There is currently no established public market for the Registrant’s Class I common shares of beneficial interest (the “Shares”).

There were 10,715,183 issued and outstanding shares of the Registrant's shares on March 20, 2025.

Documents Incorporated by Reference: None

Auditor Firm ID: 42 Auditor Name: Ernst & Young LLP Auditor Location: Miami, Florida

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K (the “Annual Report”) (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of AMG Comvest Senior Lending Fund (the “Fund”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Annual Report constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Fund may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond the Fund’s control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors the Fund identifies in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report and in the Fund’s filings with the Securities and Exchange Commission (“SEC”).

Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that the Fund’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. The Fund does not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Annual Report because the Fund is an investment company.

Summary of Risk Factors

The following is a summary of the principal risks that you should carefully consider before investing in the Fund. Further details regarding each risk in the below summary can be found below.

•
We have a limited operating history.
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
•
Although we have commenced a share repurchase program, we have discretion to not repurchase our outstanding common shares of beneficial interest ("Shares"), and our Board has the ability to amend or suspend the program.
•
Global economic, political and market conditions, including downgrades of the U.S. credit rating and Russia’s invasion of Ukraine and the Israel-Hamas conflict, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
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
•
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value ("NAV") through increased net unrealized losses.
•
Economic recessions, downturns or government spending cuts could impair our portfolio companies and harm our operating results.
•
We use and expect to continue to use leverage, which will magnify the potential for loss on amounts invested in us.
•
We may be subject to additional risks if we invest in foreign securities and/or engage in hedging transactions.
•
The characterization of an investment as senior debt or senior secured debt does not mean that such debt will necessarily have repayment priority with respect to all other obligations of a borrower.
•
We do not currently intend for our Shares to be listed on any national securities exchange. We do not anticipate that a secondary market for the Shares will develop and an investment in the Fund may not be suitable for investors who may need the money they invest in a specified timeframe.
•
We are subject to risks associated with artificial intelligence and machine learning technology.

ITEM 1. BUSINESS.

General

AMG Comvest Senior Lending Fund (“we,” “us,” “our,” or the “Fund”) was formed as a limited partnership on June 28, 2023 under the laws of the State of Delaware. We were initially formed with the name Comvest Credit Partners BDC Fund, L.P., which we changed to AMG Comvest Senior Lending Fund on October 23, 2023. We converted to a Delaware statutory trust on October 24, 2023 (the “BDC Conversion”) after filing with the Securities and Exchange Commission (“SEC”) an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are a diversified, closed-end management investment company that is externally managed by Comvest Credit Managers, LLC (the “Investment Adviser”, and together with the Fund and their affiliates, “Comvest”), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Investment Adviser is registered as an investment adviser with the SEC. We also have elected to be treated, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on September 29, 2023 (“Inception Date”) and commenced investment operations on October 18, 2023.

On March 11, 2024, the Fund established AMG Comvest Senior Lending Blocker MF SPV, LLC (“Subsidiary I”), a wholly-owned subsidiary and Delaware limited liability company to hold equity securities of portfolio companies organized as a pass-through entity while continuing to satisfy the requirements of a RIC under the Code. Subsidiary I has filed an election to be treated as a corporation for tax purposes.

On April 15, 2024, the Fund established AMG Comvest Senior Lending Fund LLI SPV, LLC (“Subsidiary II”), a wholly-owned financing subsidiary and Delaware limited liability company, for the purpose of holding pledged investments as collateral under a Secured Loan Facility (as defined below). Subsidiary II is a disregarded tax entity for tax purposes.

On May 30, 2024, the Fund established AMG Comvest SLF California, LLC (“Subsidiary III”, collectively with Subsidiary I and Subsidiary II, the “Subsidiaries”), a wholly-owned subsidiary and Delaware limited liability company, which has been established to acquire investments in the State of California, as required by California law. Subsidiary III is a disregarded tax entity for tax purposes

Our investment objective is to generate current income and capital appreciation. Our primary focus is to provide risk-adjusted returns and current income to investors by investing primarily in middle market companies with annual earnings generally between $10 million and $100 million before earnings, interest, taxes, depreciation and amortization (“EBITDA”) within a wide range of industries, although the Fund intends to focus on industries in which the Investment Adviser and its affiliates have investing experience and access to operating resources, including but not limited to healthcare, financial services, business & technology services, industrials, consumer products, and franchisors/retail. We may from time to time invest in smaller or larger companies if the opportunity presents attractive investment characteristics and risk-adjusted returns. Our investment strategy focuses primarily on privately negotiated senior secured term loans in established North American middle market companies, and in select situations, companies in special situations. See “Item 1-Business, Investment Objective and Strategy” for more information.

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

The Offering

The Fund previously offered its common shares pursuant to the terms set forth in the Fund’s Confidential Private Placement Memorandum and subscription agreements that it entered into with investors in connection with its private offering of common shares (the “Private Offering”) (each, a “Subscription Agreement”). The common shares in the Private Offering were sold under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), only to investors that are “accredited investors” in accordance with Rule 506 of Regulation D promulgated under the Securities Act, and other exemptions of similar import in the laws of the states and jurisdictions where the Private Offering was made. The Fund’s final Closing under the Private Offering occurred on December 13, 2024. All common shares issued under the Private Offering are now classified as Class I shares (the “Shares”).

On December 13, 2024, the Fund received a notice of effectiveness related to the Fund’s N-2 Registration Statement (the “Registration Statement”). Pursuant to the Registration Statement, the Fund intends to publicly offer on a continuous basis up to $2.0 billion of the Shares (the "Public Offering").

On March 14, 2025, the SEC issued the Fund an exemptive order (“Multi-Class Order”) that permits the Fund to offer multiple classes of its Shares. Under the Multi-Class Order, the Fund may issue Class S, Class D, Class F and Class I shares.

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

Under normal circumstances, we invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in senior private credit investments, including, but not limited to, first lien senior secured and unitranche loans, notes, bonds and other corporate debt securities, bridge loans, assignments, participations, total return swaps and other derivatives. We will seek to initially invest primarily in first lien senior secured debt and unitranche loans but may also invest in second lien and subordinated debt. We intend to invest primarily in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. A portion of the Fund’s investments may also be composed of “covenant-lite loans,” although such loans are not expected to comprise a majority of the Fund’s portfolio. We will also have the ability to acquire investments through secondary transactions, including through loan portfolios, receivables, contractual obligations to purchase subsequently originated loans and other debt instruments. To a lesser extent, we may utilize “revolvers” or revolving credit lines which allow borrowers to borrow funds, make re-payments and subsequently re-borrow funds during the term of the revolving loan.

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

Competition

We compete for investments with a number of BDCs and investment funds (including private equity and hedge funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. We believe we will be able to be competitive with these entities primarily on the basis of the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, the model that we employ to perform our due diligence and our model of investing in companies and industries we know well.

We believe that some of our competitors may make investments with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete based primarily on the interest rates we may offer to potential portfolio companies. For additional information concerning the competitive risks we face, see Item 1A.—Risk Factors.

Underwriting & Portfolio Management

Underwriting

When a target investment is identified, a due diligence plan is developed by the deal team and approved by the Investment Adviser’s Investment Committee. Due diligence includes business due diligence conducted by the deal team, extensive third-party due diligence that is commissioned by Comvest Partners and, when practicable, utilizing Comvest Partners’ industry relationships.

Due diligence conducted by the deal team may include senior management meetings, facility tours, a review of financial data and trends, customer calls, industry calls, a careful evaluation of the borrower’s management, owners and business strategy, as well as an evaluation of the borrower’s enterprise value.

Third-party due diligence may include accounting due diligence (quality-of-earnings reports), legal, management background checks and other deal-specific third-party work such as regulatory, tax, environmental, industry consultants, valuations and field audits to validate reported cash flows and the quality of the borrower’s assets.

The approval process is a multi-stepped and process-driven approach. Transactions are initially screened by Comvest Partners’ entire investment team, and its Investment Committee provides approval at three different points thereafter to ensure that the deal team is building consensus and is performing the necessary level of due diligence for the Investment Committee to make an educated assessment of the opportunity.

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

Borrowers performing within underwriting expectations are evaluated by the entire team at the earlier of (i) a material development in the performance or prospects of the borrower or (ii) monthly when reporting is distributed to the investment team. In addition, quarterly portfolio review meetings are utilized to facilitate a detailed discussion of each portfolio company.

Borrowers that are underperforming (or on “Watch”) are discussed during the biweekly oversight meeting. For each investment on Watch, the investment team develops and implements a portfolio management strategy that is approved by the Oversight and Watchlist Committee. The execution of the strategy is tracked and assessed at each Watchlist Committee meeting.

The Investment Adviser’s loan-monitoring infrastructure and processes help ensure that Comvest Partners’ investment professionals can take a proactive approach to portfolio management. Upon any material deviation from underwriting expectations, the team will reassess its investment thesis and utilize its rights as a secured creditor to obtain credit enhancements and/or improve its returns across the portfolio.

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

Valuation of Portfolio Investments

The Investment Adviser applies fair value accounting in accordance with U.S. generally accepted accounting principles ("GAAP") and valuation policies and procedures adopted by the Board ("Valuation Policy"). Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Fund’s Consolidated Statement of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Fund’s Consolidated Statement of Operations as “Net change in unrealized gains (losses) of investments”.

The Investment Adviser values the Fund’s portfolio investments in accordance with the Valuation Policy and the 1940 Act. For purposes of the 1940 Act, the Board has designated the Investment Adviser as the Fund’s “Valuation Designee”. During the year ended December 31, 2024, the Board provided oversight of the Investment Adviser's fair value determinations of the Fund's portfolio investments on a quarterly basis in good faith, including investments that were not publicly traded and those whose market prices were not readily available. Commencing in the calendar year 2025, fair value determinations of the Fund's portfolio investments made by the Investment Adviser will be on a monthly basis.

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

Determination of NAV

The NAV per share of the Fund’s Shares is determined no less frequently than quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

The Fund shall value its investments in accordance with the Valuation Policy. A readily available market value is not expected to exist for most of the investments in the Fund’s portfolio, and the Fund values these portfolio investments at fair value as determined in good faith by the Valuation Designee. The types of factors that the Valuation Designee may take into account in determining the fair value of the Fund’s investments generally include, as appropriate, comparisons of financial ratios portfolio company to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, and other relevant factors. Investments for which market quotations are readily available may be priced by independent pricing services. The Fund has retained an external, independent valuation firm to provide data and valuation analyses on the Fund’s portfolio companies.

The Fund has adopted Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). This accounting statement requires the Fund to assume that the portfolio investment is assumed to be sold in the principal mark-to-market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the market in which the Fund can exit portfolio investments with the greatest volume and level activity is considered its principal market.

When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Fund will use the pricing indicated by the external event to corroborate its valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Fund’s investments may fluctuate from period to period and the fluctuations could be material.

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

Managerial Assistance

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “—Qualifying Assets” above. However, in order to count portfolio securities as “qualifying assets” for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance. As part of our ongoing relationship with portfolio companies, our investment team monitors the financial trends of each portfolio company and its respective industry to assess the appropriate course of action for each investment.

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

The Investment Adviser has relief from registration with the U.S. Commodity Futures Trading Commission ("CFTC") as a commodity pool operator ("CPO") with respect to the Fund, and the Investment Adviser is exempt from registration with the CFTC as a commodity trading advisor ("CTA") with respect to the Fund and will therefore not be required to provide shareholders with certified annual reports and other disclosure documents that satisfy the requirements of CFTC rules applicable to registered CPOs and CTAs.

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

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and an investment in Shares. The discussion is based upon the Code, the U.S. Treasury regulations promulgated thereunder (“Treasury Regulations”), the legislative history of the Code, current administrative interpretations and practices of the Internal Revenue Service (the “IRS”) and judicial decisions, each as of the date of this report and all of which are subject to change or differing interpretations, possibly retroactively, which could affect the continuing validity of this discussion. The U.S. federal income tax laws addressed in this summary are highly technical and complex, and certain aspects of their application to us are not completely clear. In addition, certain U.S. federal income tax consequences described in this summary depend upon certain factual matters, including (without limitation) the value and tax basis ascribed to our assets and the manner in which we operate, and certain complicated tax accounting calculations. We have not sought, and will not seek, any ruling from the IRS regarding any matter discussed in this summary, and this summary is not binding on the IRS. Accordingly, there can be no assurance that the IRS will not assert, and a court will not sustain, a position contrary to any of the tax consequences discussed below. This summary does not purport to be a complete description of all the tax aspects affecting us and our shareholders. For example, this summary does not describe all U.S. federal income tax consequences that may be relevant to certain types of shareholders subject to special treatment under U.S. federal income tax laws, including shareholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, partnerships or other pass-through entities and their owners, persons subject to Section 1061 of the Code, persons that hold Shares through a foreign financial institution, persons that hold Shares through a non-financial foreign entity, Non-U.S. Shareholders (as defined below) engaged in a trade or business in the U.S. or Non-U.S. Shareholders entitled to claim the benefits of an applicable income tax treaty, persons who have ceased to be U.S. citizens or to be taxed as resident aliens, persons holding our Shares in connection with a hedging, straddle, conversion or other integrated transaction, dealers in securities, a trader in securities that elects to use a mark-to-market method of accounting for its securities holdings, pension plans and trusts, and financial institutions. This summary assumes that shareholders hold our Shares as capital assets for U.S. federal income tax purposes (generally, assets held for investment). This summary generally does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

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

Taxation as a Regulated Investment Company

We have elected, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute (or are deemed to timely distribute) to our shareholders as dividends. Rather, dividends distributed by us generally will be taxable to our shareholders, and any net operating losses, foreign tax credits and other tax attributes of ours generally will not pass through to our shareholders, subject to certain exceptions and special rules for certain items such as net capital gains and qualified dividend income recognized by us. See “Taxation of U.S. Shareholders” and “Taxation of Non-U.S. Shareholders” below.

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

We may be prevented by financial covenants contained in our debt financing agreements, if any, from making distributions to our shareholders. In addition, under the 1940 Act, we are generally not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Senior Securities”, above. Limits on distributions to our shareholders may prevent us from satisfying the Annual Distribution Requirement and the Excise Tax Avoidance Requirement and, therefore, may jeopardize our qualification for taxation as a RIC or subject us to the 4% nondeductible U.S. federal excise tax.

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

If the Fund utilizes leverage through the issuance of preferred shares or borrowings, it may be restricted by certain covenants with respect to the declaration of, and payment of, distributions on Shares in certain circumstances. Limits on the Fund’s payments of distributions on Shares may prevent the Fund from meeting the Annual Distribution Requirement and the Excise Tax Avoidance Requirement, and may, therefore, jeopardize the Fund’s qualification for taxation as a RIC and possibly subject the Fund to the 4% nondeductible U.S. federal excise tax. The Fund endeavors to avoid restrictions on its ability to make distribution payments.

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

The Fund may be eligible to elect alternative tax treatment with respect to PFIC stock. Under such an election, the Fund generally would be required to include in its gross income its share of the earnings of a PFIC on a current basis, regardless of whether any distributions are received from the PFIC. If this election is made, the special rules, discussed above, relating to the taxation of excess distributions, would not apply. Treasury Regulations generally treat income inclusion from a PFIC with respect to which the Fund has made such an election as qualifying income for purposes of the 90% Income Test if (i) there is a current distribution out of the earnings and profits of the PFIC that are attributable to such income inclusion or (ii) such income inclusion is derived with respect to the Fund’s business of investing in stock, securities, or currencies. Alternatively, the Fund may be able to elect to mark to market its PFIC stock, resulting in any unrealized gains at year-end being treated as though they were realized and reported as ordinary income. Any mark-to-market losses and any loss from an actual disposition of the PFIC’s shares would be deductible as ordinary losses to the extent of any net mark-to-market gains included in income in prior years with respect to stock in the same PFIC.

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

The remainder of this discussion assumes that the Fund qualifies as a RIC and satisfies the Annual Distribution Requirement for each taxable year.

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

Distributions will be treated in the manner described above regardless of whether such distributions are paid in cash or invested in additional Shares pursuant to the dividend reinvestment plan (“DRIP”). U.S. Shareholders receiving distributions in the form of additional Shares will generally be treated as receiving a distribution in the amount of the fair market value of the distributed Shares. The additional Shares received by a U.S. Shareholder pursuant to the DRIP will have a new holding period commencing on the day following the day on which the shares were credited to the U.S. Shareholder’s account.

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

Certain ERISA Considerations

Generally

The fiduciary responsibility standards and prohibited transaction restrictions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), apply to a variety of employee retirement and welfare benefit plans maintained by private employers (“ERISA Plans”). Although ERISA does not (with certain exceptions) apply to individual retirement accounts (“IRAs”), “Keogh” plans and certain other plans, such plans (collectively with ERISA Plans, “Plans”), are generally subject to Section 4975 of the Code, which contains prohibited-transaction provisions that are similar to those contained in ERISA. The following summary of certain aspects of ERISA and Section 4975 of the Code is general in nature and does not purport to be complete. Accordingly, each prospective investor should consult with its own counsel in order to understand such issues affecting its investment in the Fund.

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

Certain “Plan Assets” Considerations

A regulation issued by the Department of Labor (the “DOL”), as modified by Section 3(42) of ERISA (the “Plan Assets Regulation”) describes when the assets of an entity are to be treated as “plan assets” for purposes of ERISA and Section 4975 of the Code. The Plan Assets Regulation provides that, if a Benefit Plan Investor (as defined below) acquires an “equity interest” in an entity, and if Benefit Plan Investors in the aggregate hold 25% or more of the value of any class of equity interests in the entity, the entity’s assets will be treated as “plan assets” for purposes of ERISA and Section 4975 of the Code, unless the Fund’s Shares constitute a “publicly-offered security” (as described below) or another exception under the Plan Assets Regulation applies. For these purposes, a “Benefit Plan Investor” is defined to include (i) an “employee benefit plan” (as defined in Section 3(3) of ERISA) that is subject to Part 4 of Subtitle B of Title I of ERISA, (ii) a “plan” as defined in and to which Section 4975 of the Code applies, including, without limitation, an individual retirement account, and (iii) any entity whose underlying assets include plan assets by reason of an employee benefit plan’s or other plan’s investment in the entity or otherwise. In addition, assets of the general account of an insurance company may, in certain circumstances, be considered “plan assets.” For the purpose of determining whether the 25% test is met, equity interests held by any person (other than a Benefit Plan Investor) who has discretionary authority or control over the assets of the entity or provides investment advice for a fee with respect to such assets, or by any affiliates of such person, will be disregarded (each such person, a “Controlling Person”). Under ERISA, an entity that does not satisfy the 25% test will be deemed for various purposes (for example, when making investments in other entities) to hold plan assets only to the extent of the percentage of the equity interests in the entity held by Benefit Plan Investors.

The Plan Assets Regulation provides an exception to “plan assets” treatment where the equity interest purchased by Benefit Plan Investors is a “publicly-offered security” within the meaning of the Plan Assets Regulation (“Publicly-Offered Security”). The Plan Assets Regulation defines a Publicly-Offered Security as a security that is “freely transferable,” “widely held” and either part of a class of securities registered under the Exchange Act or sold pursuant to an effective registration statement under the Securities Act if the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the public offering occurred. A security is considered “widely held” only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be “widely held” solely because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control. The Plan Assets Regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. It is noted that the Plan Assets Regulation only establishes a presumption in favor of the finding of free transferability where the applicable investment minimum is $10,000 or less and the restrictions are consistent with the particular types of restrictions listed in the Plan Assets Regulation.

If the assets of the Fund were deemed to be “plan assets” under the Plan Assets Regulation, the obligations and other responsibilities of Plan sponsors, Plan fiduciaries and Plan administrators, and of parties in interest and disqualified persons, under Parts 1 and 4 of Subtitle B of Title I of ERISA and Section 4975 of the Code, as applicable, may be expanded, and there may be an increase in their liability under these and other provisions of ERISA and the Code (except to the extent (if any) that a favorable statutory or administrative exemption or exception applies); in addition, various providers of fiduciary or other services to the entity, and any other parties with authority or control with respect to the entity, could be deemed to be Plan fiduciaries or otherwise parties in interest or disqualified persons by virtue of their provision of such services (and there could be an improper delegation of authority to such providers). Among other consequences, if the assets of the Fund were deemed to be “plan assets,” this could result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Fund, and (ii) the possibility that certain transactions in which the Fund might seek to engage could constitute “prohibited transactions” under ERISA and Section 4975 of the Code. If a prohibited transaction occurs for which no exemption is available, the Investment Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Plan any profit realized on the transaction and (ii) reimburse the Plan for any losses suffered by the Plan as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Fiduciaries of Plan investors who decide to invest in the Fund could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Fund or as co-fiduciaries for actions taken by or on behalf of the Fund or the Investment Advisor. With respect to an IRA that invests in the Fund, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.

Accordingly, the Fund intends to conduct its affairs so that its assets should not be deemed to constitute “plan assets” under the Plan Assets Regulation. In this regard, generally, we intended to take one of the following approaches: (1) in the event that each class of Shares is considered a Publicly-Offered Security, we will not limit Benefit Plan Investors from investing in the Shares; (2) in the event one or more classes of Shares does not constitute a Publicly-Offered Security, (a) we will limit investment in each class of Shares by Benefit Plan Investors to less than 25% of the total value of each class of our Shares, within the meaning of the Plan Assets Regulation (including any class that constitutes a Publicly-Offered Security), or (b) we will prohibit Benefit Plan Investors from owning any class that does not constitute a Publicly-Offered Security. For purposes of the 25% test in the immediately preceding sentence, we will disregard equity interests held by Controlling Persons (other than a Benefit Plan Investor) as contemplated by the Plan Assets Regulation. In this respect, in order to avoid the possibility that our assets could be treated as “plan assets” within the meaning of the Plan Assets Regulation, until such time as each class of our Shares constitutes Publicly-Offered Securities, (i) we will require any person proposing to acquire Shares to furnish such information as may be necessary to determine whether such person is a Benefit Plan Investor or a Controlling Person, and (ii) we will have the power to (a) exclude any shareholder or potential shareholder from purchasing Shares, (b) prohibit any redemption of Shares, and (c) redeem some or all Shares held by any holder if, and to the extent that, our Board determines that there is a substantial likelihood that such holder’s purchase, ownership or redemption of Shares would result in our assets to be characterized as “plan assets” under the Plan Assets Regulation, and each of class of Shares shall be subject to such terms and conditions. After such time as all of classes of Shares (and any other equity interests in the Fund (if any)) constitute Publicly-Offered Securities, the Fund may no longer be required to limit or prohibit Benefit Plan Investors from investing in the Fund.

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

Subject to market conditions, the Investment Adviser’s commercially reasonable judgment and the discretion of the Board, we have commenced a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Shares outstanding (by number of Shares) as of the close of the previous calendar quarter.

Our Board may amend or suspend the share repurchase program at any time in its discretion (including to offer to purchase fewer shares). As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. We intend to limit the number of shares to be repurchased to no more than 5% of our outstanding Shares (by number of Shares) as of the last day of the immediately preceding quarter. We intend to conduct the repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Shares.

Under our share repurchase program, to the extent we offer to repurchase Shares in any particular quarter, we expect to repurchase Shares pursuant to tender offers. Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders.

You may tender all of the Shares that you own. There is no repurchase priority for a shareholder under the circumstances of death or disability of such shareholder. In the event the amount of Shares tendered exceeds the repurchase offer amount, Shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase program, as applicable. We will have no obligation to repurchase Shares, including if the repurchase would violate the restrictions on distributions under federal law or Delaware law. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any quarter. Our share repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market.

We will offer to repurchase Shares on such terms as may be determined by our Board in its complete and absolute discretion unless, in the judgment of the Fund’s trustees who are not “interested persons” (as defined in the 1940 Act) of the Fund or the Investment Adviser (the “Independent Trustees”), such repurchases would not be in the best interests of our shareholders or would violate applicable law. There is no assurance that our Board will exercise its discretion to offer to repurchase Shares or that there will be sufficient funds available to accommodate all of our shareholders’ requests for repurchase. As a result, we may repurchase less than the full amount of Shares that you request to have repurchased. If we do not repurchase the full amount of your Shares that you have requested to be repurchased, or we determine not to make repurchases of our Shares, you will likely not be able to dispose of your Shares, even if we under-perform. Any periodic repurchase offers will be subject in part to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act. Shareholders will not pay a fee to us in connection with our repurchase of shares under the share repurchase program.

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

Repurchases will be effective after receipt and acceptance by the Fund of eligible written tenders of Shares from shareholders by the applicable repurchase offer deadline. The Fund does not impose any charges in connection with repurchases of Shares except for Shares subject to an Early Repurchase Deduction.

Most of our assets will consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources. Should making repurchase offers, in the Board’s judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should the Board otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our Shares is in the best interests of the Fund as a whole, then the Board may choose to offer to repurchase fewer shares than described above, or none at all.

In the event that any shareholder fails to maintain a minimum balance of $1,500 of our Shares, we may, at the time of such failure or any time subsequent to such failure, repurchase all of the shares held by that shareholder at the repurchase price in effect on the date we determine that the shareholder has failed to meet the minimum balance, less any Early Repurchase Deduction. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in our NAV. Minimum account repurchases may be subject to the Early Repurchase Deduction. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

Dividend Reinvestment Plan

In addition, the Fund has adopted a DRIP, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our DRIP will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution.

Shareholders who receive dividends and other distributions in the form of Shares generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash. See “Material U.S. Federal Income Tax Considerations” for more information. Although each shareholder may from time to time have an undivided fractional interest (computed to three decimal places) in a share of our Shares, no certificates for a fractional share will be issued. However, dividends and distributions on fractional shares will be credited to each shareholder’s account. In the event of termination of a shareholder’s account under the DRIP, Ultimus Fund Solutions, LLC (the “Plan Administrator”) will adjust for any such undivided fractional interest in cash at the market value of the Fund’s shares at the time of termination.

No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our Shares, except shareholders located in certain states or who are clients of selected participating brokers, as described below. Shareholders who are eligible for default enrollment can elect to “opt out” of the Fund’s distribution reinvestment plan in their subscription agreements. Shareholders located in Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington, as well as those who are clients of certain participating brokers that do not permit automatic enrollment in our DRIP, will automatically receive their distributions in cash unless they elect to participate in our DRIP and have their cash distributions reinvested in additional shares.

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

The Investment Adviser’s services under the Investment Management Agreement are not exclusive, and the Investment Adviser (so long as its services to us are not impaired) and/or other entities affiliated with Comvest are permitted to furnish similar services to other entities. Pursuant to its Resource Sharing Agreement, the Investment Adviser will have access to Comvest Partners’ team of experienced investment professionals. See “Resource Sharing Agreement” for more information.

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

Under the Fund's Amended and Restated Declaration of Trust ("Declaration of Trust"), we will fully indemnify any person who was or is involved in any actual or threatened action, suit or proceeding by reason of the fact that such person is or was one of our Trustees or officers, but only to the extent permitted by applicable law. So long as we are regulated under the 1940 Act, the above indemnification and limitation of liability is limited by the 1940 Act or by any valid rule, regulation or order of the SEC thereunder. The 1940 Act provides, among other things, that a company may not indemnify any trustee or officer against liability to it or its security holders to which he or she might otherwise be subject by reason of his or her willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of his or her office unless a determination is made by final decision of a court, by vote of a majority of a quorum of trustees who are disinterested, non-party trustees or by independent legal counsel that the liability for which indemnification is sought did not arise out of the foregoing conduct.

We have obtained liability insurance for the Independent Trustees who are not “interested persons” (as defined in the 1940 Act) of the Fund or the Investment Adviser (the “Independent Trustees”) and the Fund’s officers.

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

We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

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

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee by the applicable share class for all prior periods. The Fund will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Investment Adviser if we were to sell the relevant investment and realize a capital gain. For the purpose of computing the capital gains incentive fee, the calculation methodology looks through derivative financial instruments or swaps as if the Fund owned the reference assets directly. In no event will the capital gains incentive fee payable pursuant to the Investment Management Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

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

Managing Dealer Agreement

We entered into a Managing Dealer Agreement with the Managing Dealer (the “Managing Dealer Agreement”), pursuant to which the Managing Dealer agreed to, among other things, manage our relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of shares, which we refer to as “participating brokers,” and financial advisors. The Managing Dealer also coordinates our marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures.

Distribution and Servicing Plan

Until an exemptive order is granted to us, we will only offer Class I shares, and will not issue Class S, Class F or Class D shares. The following table shows the shareholder servicing and/or distribution fees we pay the Managing Dealer, subject to FINRA and other limitations, with respect to the Class I shares, and would pay with respect to Class S, Class D and Class F shares, if an exemptive order is granted to us, on an annualized basis as a percentage of our NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class S shares	0.85%
Class D shares	0.25%
Class I shares	-
Class F shares	0.50%

The Managing Dealer will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers. Because the shareholder servicing and/or distribution fees with respect to Class S, Class D and Class F shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our DRIP.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S, Class D or Class F shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

Second Amended and Restated Expense Limitation and Reimbursement Agreement

We entered into a Second Amended and Restated Expense Limitation and Reimbursement Agreement with the Investment Adviser and the Administrator on October 25, 2024, which will terminate on May 1, 2026, unless renewed by mutual agreement of the Investment Adviser, the Administrator, and the Fund, or unless otherwise terminated by the Fund’s Board upon at least thirty (30) days written notice to the Investment Adviser and the Administrator. Pursuant to the Second Amended and Restated Expense Limitation and Reimbursement Agreement, the Investment Adviser and the Administrator are obligated to pay, absorb or reimburse all of our operating costs and expenses incurred, including, but not limited to organization and offering costs and legal, administration, accounting, printing, mailing, subscription processing and filing fees and expenses, as determined in accordance with generally accepted accounting principles for investment companies (“Operating Expenses”) (x) above 1.25% of the value of the Fund’s quarterly net assets as of the beginning of the first calendar day of the applicable quarter adjusted for any share issuances or repurchases during the applicable quarter during the period of time that the Fund operates as a privately offered, non-traded BDC and (y) above 1.25% of the value of the Fund’s monthly net assets as of the beginning of the first calendar day of the applicable month adjusted for any share issuances or repurchases during the applicable month during the period of time that the Fund operates as a publicly-offered, non-traded BDC (each such payment, absorption or reimbursement, a “Required Expense Payment”). Any Required Expense Payment must be paid by the Investment Adviser and the Administrator in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Investment Adviser, the Administrator, or their affiliates. Operating Expenses mean all of the Fund’s operating costs and expenses incurred, including but not limited to, organization and offering costs and legal, administration, accounting, printing, mailing, subscription processing and filings fees and expenses, as determined in accordance with GAAP. Operating Expenses shall not include any fees payable to the Investment Adviser by the Fund under the Investment Management Agreement, interest expenses and other financing costs, portfolio transaction and other investment-related costs, shareholder servicing and/or distribution fees, taxes, and any other extraordinary expenses not incurred in the ordinary course of the Fund’s business (including, without limitation, litigation expenses).

The Investment Adviser and Administrator may elect to pay certain additional expenses on our behalf (each, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”), provided that no portion of the Expense Payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Fund. Any Expense Payment shall be shared 50/50 between the Investment Adviser and the Administrator. Any Voluntary Expense Payment (as defined below) that the Investment Adviser and Administrator have committed to pay must be paid by the Investment Adviser and Administrator in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to the Investment Adviser the Administrator, or their affiliates.

The Investment Adviser and the Administrator may elect to pay certain additional expenses on our behalf (each, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”), provided that no portion of the Expense payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Fund. Any Expense Payment shall be shared 50/50 between the Investment Adviser and the Administrator. Any Voluntary Expense Payment that the Investment Adviser and the Administrator have committed to pay must be paid by the Adviser and the Administrator in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to the Investment Adviser and Administrator or their affiliates. The Investment Adviser and the Administrator will be entitled to reimbursement of an Expense Payment from us if Available Operating Funds exceed the cumulative distributions accrued to the Fund’s shareholders among other conditions. In respect of a Required Expense Payment, no Reimbursement Payment for any quarter shall be made if and to the extent that the Fund’s Operating Expense Ratio (as defined below) (including the amount of the Reimbursement Payment) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Required Expense Payment was made. In respect of a Voluntary Expense Payment, no Reimbursement Payment for any quarter shall be made if and to the extent that: (1) the Effective Rate of Distributions Per Share (as defined below) declared by the Fund at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Voluntary Payment was made to which such Reimbursement Payment relates or (2) the Fund’s Operating Expense Ratio at the time of such Reimbursement Payment (including the amount of the Reimbursement Payment) is greater than the Operating Expense Ratio at the time the Voluntary Payment was made. For purposes of the Second Amended and Restated Expense Limitation and Reimbursement Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365-day year) of regular cash distributions per share exclusive of returns of capital and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by (x) dividing Operating Expenses, less base management and incentive fees owed to the Investment Adviser pursuant to the Investment Management Agreement, administration fees owed to the Administrator pursuant to the Administration Agreement, shareholder servicing and/or distribution fees, and interest expense, by (y) the Fund’s net assets.

Any expenses waived pursuant to the Second Amended and Restated Expense Limitation and Reimbursement Agreement may be subsequently recaptured by the Adviser and the Administrator for a period of three years following the date such waiver or reimbursement occurred, provided that the recapture does not cause the Fund to exceed its expense limit in effect either at the time of the waiver or reimbursement, or at the time of recapture, after repayment is taken into account.

Expenses

All investment professionals of the Investment Adviser and their respective staffs, when and to the extent engaged in providing investment advisory and management services under the Investment Management Agreement and the compensation and routine overhead expenses of such personnel allocable to such services, will be provided and paid for by the Investment Adviser and not by us.

Subject to the Second Amended and Restated Expense Limitation and Reimbursement Agreement, the Investment Adviser and Administrator will pay, absorb and/or reimburse our O&O Expenses.

In addition to advisory fees and the Administration Fee, except as noted above, the Fund is permitted to bear all expenses directly and specifically related to its operations, administrations and transactions, which expenses may include without limitation:

(i) O&O Expenses associated with the offering of the Fund’s Shares (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Fund’s systems and those of participating broker-dealers, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of the Fund’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, broker-dealers, registered investment advisors or financial or other advisors, but excluding any shareholder servicing and/or distribution fee);

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

(xvii) federal and state registration fees, franchise fees, any stock exchange listing fees and fees payable to rating agencies; ongoing Fund offering expenses;

(xviii) fees and expenses including reasonable travel, entertainment, lodging and meal expenses of, and any legal counsel or other advisors retained by, or at the discretion or for the benefit of, the Board who are not interested persons (as defined in the 1940 Act) of the Fund;

(xix) costs of preparing financial statements and maintaining books and records, costs of Sarbanes-Oxley Act of 2002 compliance and attestation and costs of preparing and filing reports or other documents with the SEC, Financial Industry Regulatory Authority, CFTC and other regulatory bodies and other reporting and compliance costs, including registration and exchange listing and the costs associated with reporting and compliance obligations under the 1940 Act and any other applicable federal and state securities laws, and the compensation of professionals responsible for the foregoing (except to the extent such costs and expenses are borne by the Administrator or its affiliates under the Administration Agreement or by the Investment Adviser under the Investment Management Agreement);

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

Staffing

We do not have any employees. Our day-to-day investment operations are managed by the Investment Adviser. See “Investment Management Agreement.” Pursuant to its Resource Sharing Agreement with Comvest Credit Advisors LLC, the Investment Adviser will have access to Comvest Partners’ team of experienced investment professionals. See “Item 1(c). Description of Business—Resource Sharing Agreement.” Each of our executive officers described under “Item 10. Trustees and Executive Officers” is an employee of the Comvest Partners or AMG.

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

We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.

Reporting Obligations

In order to be regulated as a BDC under the 1940 Act, we are required to register a class of equity securities under the Exchange Act. As a result, we have filed a Registration Statement for our Shares on Form N-2 (the “Registration Statement”) with the SEC under the Exchange Act, which the SEC declared effective on December 13, 2024. Pursuant to the effectiveness of the Registration Statement, we are required to file annual reports, quarterly reports and current reports with the SEC. This information will be available by contacting the SEC staff at library@sec.gov. The public may obtain information on the operation of the SEC’s public reference room by calling the SEC at (202) 551-5450.

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

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We have a limited operating history.

We have a limited operating and performance history. Past performance, including the past performance of other investment entities and accounts managed by the Investment Adviser, is not necessarily indicative of our future results.

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

Our ability to achieve our investment objective depends on key investment personnel of the Comvest Partners and the Investment Adviser. If Comvest Partners and the Investment Adviser were to lose any of their key investment personnel, our ability to achieve our investment objective could be significantly harmed.

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

Some of our investments are and may be in the form of securities or loans that are not publicly traded. The fair value of these investments may not be readily determinable. Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our securities. For purposes of the 1940 Act, the Board has designated the Investment Adviser as the Fund’s “valuation designee” under Rule 2a-5 under the 1940 Act. The Board provides oversight of the Investment Adviser’s fair value determinations of the Fund’s portfolio investments on a monthly basis in good faith, including investments that are not publicly traded and those whose market prices are not readily available.

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

We may elect to utilize one or more subscription lines (each, a “Subscription Line”), each of which would be expected to be secured by our aggregate committed capital to purchase shares of the Fund, including to fund portfolio investments pending receipt of amounts drawn from shareholders with respect to unfunded committed capital. We may also guarantee loans made to or in respect of the Fund or its investments or enter into repurchase agreements in respect of investments (together with any Subscription Lines and the Loan and Servicing Agreement (as defined below), “Leverage Arrangements”).

On July 16, 2024, Subsidiary II, a Delaware limited liability company and a subsidiary of the Fund, entered into a loan and servicing agreement with the Fund and Sumitomo Mitsui Banking Corporation, as collateral agent and administrative agent, and Western Alliance Trust Company, N.A. as collateral custodian and the collateral administrator, with an initial aggregate principal amount of $300 million (with an option to increase such amount up to $500 million), which can be drawn in U.S. dollars subject to certain conditions (the “Loan and Servicing Agreement”).

In accordance with the 1940 Act as presently in effect, BDCs generally are prohibited from incurring additional leverage to the extent it would cause them to have less than a 150% asset coverage ratio, reflecting approximately a 2:1 debt to equity ratio, taking into account the then current fair value of their investments.

Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. In addition, shareholders will, indirectly, bear the burden of any increase in our expenses as a result of leverage.

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

Although we have commenced a share repurchase program, we have discretion to not repurchase shares, and our Board has the ability to amend or suspend the program.

Although we have commenced a share repurchase program, our Board may amend or suspend the share repurchase program at any time in its discretion (including to offer to purchase fewer shares). Shareholders may not be able to sell their shares on a timely basis in the event our Board amends or suspends the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our organizational documents or otherwise to effect a liquidity event at any time. We will notify shareholders of such developments in our quarterly reports or other filings. If less than the full amount of shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of shares being repurchased without regard to class. The share repurchase program has many limitations and should not be considered a guaranteed method to sell shares promptly or at a desired price.

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

We are subject to risks associated with artificial intelligence and machine learning technology.

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”), and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.

Recent technological advances in AI pose risks to the Fund, the Investment Adviser, and our portfolio investments. The Fund and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Fund, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.

Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users. While the Investment Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Investment Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Investment Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Investment Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Investment Adviser.

Global economic, political and market conditions, including downgrades of the U.S. credit rating, Russia’s invasion of Ukraine and the Israel-Hamas conflict, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

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

Additionally, the Israel-Hamas conflict, and resulting market volatility could also adversely affect the Fund’s business, operating results and financial condition. The extent and duration or escalation of the war and resulting future market disruptions are impossible to predict but could be significant. Any disruptions resulting from the Israel-Hamas conflict and any future conflict resulting from actual or threatened responses to such actions could cause disruptions to portfolio companies located in the Middle East or that have substantial business relationships with companies in the affected region.

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

We may also obtain capital through the issuance of additional equity capital. As a BDC, we generally are not able to issue or sell our Shares at a price below NAV per share. If our Shares trade at a discount to our NAV per share, this restriction could adversely affect our ability to raise equity capital. We may, however, sell our Shares, or warrants, options or rights to acquire our Shares, at a price below our NAV per share if the Board and Independent Trustees determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any underwriting commission or discount). If we raise additional funds by issuing more shares of our Shares, or if we issue senior securities convertible into, or exchangeable for, our Shares, the percentage ownership of our shareholders may decline and you may experience dilution.

Our business model in the future may depend to an extent upon our referral relationships and the inability of the investment professionals of the Investment Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business strategy.

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

We intend to pay monthly distributions to our shareholders out of assets legally available for distribution. Such monthly distributions will generally consist of cash or cash equivalents, except that we may make distributions of assets in kind with the prior consent of each receiving shareholder. We cannot assure you that we will continue to achieve investment results or maintain a tax status that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, our ability to pay distributions to our shareholders could be limited. All distributions are paid at the discretion of the Board and depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. The distributions that we pay to our shareholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. In general, a return of capital distribution occurs when a fund returns a portion of an investor’s original investment, and it often occurs when a fund makes a distribution larger than it generates in income.

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

Unless and until we are treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of either (i) our Shares being held by at least 500 persons at all times during a taxable year, (ii) our Shares being continuously offered pursuant to a public offering (within the meaning of section 4 of the Securities Act) or (iii) our Shares being treated as regularly traded on an established securities market, for purposes of computing the taxable income of U.S. shareholders that are individuals, trusts or estates, (1) our earnings will be computed without taking into account such U.S. shareholders’ allocable Shares of the management and incentive fees paid to the Investment Adviser and certain of our other expenses, (2) each such U.S. shareholder will be treated as having received or accrued a distribution from us in the amount of such U.S. shareholder’s allocable share of these fees and expenses for such taxable year, (3) each such U.S. shareholder will be treated as having paid or incurred such U.S. shareholder’s allocable share of these fees and expenses for the calendar year and (4) each such U.S. shareholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by such U.S. shareholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. shareholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. shareholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

Risks Arising from Potential Controlled Group Liability.

Under certain circumstances it could be possible for the Fund, along with its affiliates, to obtain a controlling interest (i.e., 80% or more) in certain portfolio companies. This could occur, for example, in connection with a work out of the portfolio company’s debt obligations or a restructuring of the portfolio company’s capital structure. Based on federal court decisions, there is a risk that the Fund (along with its affiliates) could be treated as engaged in a “trade or business” for purposes of ERISA’s controlled group rules. In such an event, the Fund could be jointly and severally liable for a portfolio company’s liabilities with respect to the underfunding of any pension plans which such portfolio company sponsors or to which it contributes. If the portfolio company were not able to satisfy those liabilities, they could become the responsibility of the Fund, causing it to incur potentially significant, unexpected liabilities for which reserves were not established.

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

The Fund has formed Subsidiary II, a wholly-owned subsidiary, for the purpose of entering into the Loan and Servicing Agreement and may in the future form additional wholly owned and/or “controlled” (as defined in Section 2(a)(9) of the 1940 Act) subsidiaries (together with Subsidiaries I, II and III, a “Subsidiary” or the “Subsidiaries”). The Fund complies with the provisions of the 1940 Act governing investment policies (Section 8) on an aggregate basis with the Subsidiaries. The Fund also complies with the provisions of the 1940 Act governing capital structure and leverage (Section 18) in respect of each Subsidiary (i.e., any borrowings of Subsidiary II are considered borrowings of the Fund for purposes of complying with the asset coverage requirements under the 1940 Act) and will comply with such requirements in respect of any newly formed Subsidiary on an aggregate basis with the Subsidiaries so that the Fund treats the Subsidiaries’ debt as its own for purposes of Section 18. In addition, any such Subsidiary complies (or will comply) with the 1940 Act provisions related to affiliated transactions and custody (Section 17). Any investment adviser to the Subsidiaries complies (or will comply) with provisions of the 1940 Act relating to investment advisory contracts (Section 15) as if it were an investment adviser to the Fund under Section 2(a)(20) of the 1940 Act.

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

The Fund may acquire loans through assignments or participations. The Fund will typically acquire loans through assignment. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the Loan and Servicing Agreement with respect to the debt obligation; however, the purchaser’s rights can be more restricted than those of the assigning institution, and the Fund may not be able to unilaterally enforce all rights and remedies under the loan and with regard to any associated collateral.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. For purposes of the 1940 Act, the Board has designated the Investment Adviser as the Fund’s “valuation designee” under Rule 2a-5 under the 1940 Act. The Board provides oversight of the Investment Adviser’s fair value determinations of the Fund’s portfolio investments on a monthly basis in good faith, including investments that are not publicly traded and those whose market prices are not readily available. As part of the valuation process, the Investment Adviser may take into account the following types of factors, if relevant, in determining the fair value of our investments:

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

Risks associated with leverage.

The Fund may make use of leverage by incurring debt to finance a portion of its investment in a given portfolio company. Leverage generally magnifies both the Fund’s opportunities for gain and its risk of loss with regard to the Fund’s portfolio of investments. The cost and availability of leverage are highly dependent on the state of the broader credit markets (and such credit markets may be impacted by regulatory restrictions and guidelines), which state is difficult to accurately forecast, and at times it may be difficult to obtain or maintain the desired degree of leverage. The use of leverage will also result in interest expense and other costs to the Fund that may not be covered by distributions made to the Fund or appreciation of its investments. In a down market, leverage is likely to accelerate and magnify declines in the value of the Fund’s investments. The use of leverage exposes the Fund to additional risk including (i) greater losses from investments than would otherwise have been the case had the Fund not used leverage to make the investments; (ii) collateral requirements that may force premature liquidations of investment positions; and (iii) losses on investments where the investment fails to earn a return that equals or exceeds the Fund’s cost of leverage related to such investment. In the event of a sudden drop in value of the Fund’s assets, the Fund might not be able to liquidate assets quickly enough to repay its borrowings, further magnifying the losses incurred by the Fund. The Fund may also borrow money or guarantee indebtedness (such as a guarantee of a portfolio company’s debt). In addition, to the extent the Fund incurs leverage, such amounts may be secured by the Fund’s aggregated committed capital. The terms of any debt incurred by the Fund may require that the lender be repaid on a priority basis prior to any distributions by the Fund. In addition, lenders to the Fund may have a security interest in the assets of the Fund. Any such lender may also hold liens granted by the Fund on its assets. In the event of an unremedied default by the Fund under any such arrangement, a lender may have the right to receive and take possession of, and then to liquidate, its pro rata interest of each asset of the Fund.

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

Our Shares are registered under the Exchange Act and therefore shareholders may be subject to certain filing requirements.

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

There is currently no public market for our Shares, and a market for our Shares may never develop. Our shareholders generally may not sell, assign or transfer their Shares without prior written consent of the Investment Adviser, which the Investment Adviser may grant or withhold in its sole discretion.

Except in limited circumstances for legal or regulatory purposes, our shareholders are not entitled to redeem their Shares. Our shareholders must be prepared to bear the economic risk of an investment in our Shares for an indefinite period of time. While we may in the future undertake to list our securities on a national securities exchange, there can be no assurance that such a listing will be successfully completed. Furthermore, an exchange listing does not ensure that an actual market will develop for a listed security.

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

Board Oversight of Cybersecurity Risks

The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the CCO, which incorporates updates provided by the Investment Adviser regarding the overall state of the Investment Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Investment Adviser’s operations, as well as the Fund.

Management's Role in Cybersecurity Risk Management

The Fund’s management, including the Fund’s CCO and the Investment Adviser's Technology Risk and Information Security Committee (the “Committee”), manage the Fund’s cybersecurity program. The CCO of the Fund oversees the Fund’s oversight function generally and relies on the Investment Adviser’s Committee to assist with assessing and managing material risks from cybersecurity threats. The Committee is chaired by an outside cybersecurity and information technology expert, and its other members are the Investment Adviser’s Chief Financial Officer, General Counsel, and Director of Information Technology. The CCO has been responsible for this oversight function since the Fund’s inception and has worked in the financial services industry for more than 25 years, during which time the CCO has gained expertise in assessing and managing risk applicable to the Fund.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Share Issuance

The Fund has previously sold common shares that were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereunder (the "Private Offering"). All shares issued under the Private Offering have been converted to Class I Shares. As of December 31, 2024, our Shares consist of only Class I Shares. Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Shares. Under the Declaration of Trust, the Fund has authority to issue an unlimited number of Shares.

As of March 20, 2025, there were four (4) holders of record of our Shares.

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus the carrying value of liabilities attributable to the class by the total number of shares outstanding of the class at the date as of which the determination is made.

The following table presents our quarterly NAV for Class I shares since our commencement through September 30, 2024, whereafter the monthly NAV for Class I shares is presented beginning with the month ended December 31, 2024.

For the Quarter Ended	NAV Per Share Class I
September 30, 2023	$25.00
December 31, 2023	25.00
March 31, 2024	24.95
June 30, 2024	25.08
September 30, 2024	25.08
For the Month Ended
December 31. 2024	25.33

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

Distributions

Subject to the requirements of Section 852(a) of the Code and the terms of any indebtedness or preferred shares, distributions of proceeds will generally be made to the shareholders pro rata based on the number of Shares held by each shareholder on a monthly basis.

Distributions declared for the year ended December 31, 2024, totaled approximately $6,285.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount
March 27, 2024	March 27, 2024	March 28, 2024	$0.54
June 27, 2024	June 27, 2024	June 28, 2024	$0.48
September 27, 2024	September 27, 2024	September 30, 2024	$0.60
December 30, 2024	December 30, 2024	December 31, 2024	$0.33

Distributions declared for the period September 29, 2023 (Inception Date) through December 31, 2023, totaled approximately $419.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the period ended December 31, 2023:

Date Declared	Record Date	Payment Date	Per Share Amount
December 28, 2023	December 28, 2023	December 29, 2023	$0.55

Beginning in January 2025, we intend to pay monthly distributions to our shareholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income no less frequently than monthly and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.

Recent Sales of Unregistered Securities and Use of Proceeds

The Fund did not make any sales of unregistered securities during the fiscal year ended December 31, 2024, that were not previously disclosed in a current report on Form 8-K.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in management’s discussion and analysis of financial conditions and results of operations relates to AMG Comvest Senior Lending Fund (collectively, “we”, “us”, "our", or the “Fund”).

Forward-Looking Statements

The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K (the “Annual Report”). Some of the statements in this Annual Report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:

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
•
interest rate volatility; and
•
the risk factors set forth in Part I—Item 1A.—Risk Factors, contained in this Annual Report.

Forward-looking statements are identified by their use of such terms and phrases such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Part I—Item 1A.—Risk Factors contained in this Annual Report.

We have based the forward-looking statements included in this Annual Report on information available to us on the date of this Annual Report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

The Fund previously offered its common shares pursuant to the terms set forth in the Fund’s Confidential Private Placement Memorandum and subscription agreements that it entered into with investors in connection with its private offering of common shares (the “Private Offering”) (each, a “Subscription Agreement”). The common shares in the Private Offering were sold under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), only to investors that are “accredited investors” in accordance with Rule 506 of Regulation D promulgated under the Securities Act, and other exemptions of similar import in the laws of the states and jurisdictions where the Private Offering was made. The Fund’s final Closing under the Private Offering occurred on December 13, 2024. All common shares issued under the Private Offering are now classified as Class I shares (the “Shares”).

On December 13, 2024, the Fund received a notice of effectiveness related to the Fund’s N-2 Registration Statement (the “Registration Statement”). Pursuant to the Registration Statement, the Fund intends to publicly offer on a continuous basis up to $2.0 billion of the Shares (the "Public Offering").

On March 14, 2025, the SEC issued the Fund an exemptive order (“Multi-Class Order”) that permits the Fund to offer multiple classes of its Shares. Under the Multi-Class Order, the Fund may issue Class S, Class D, Class F and Class I shares.

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

Portfolio and Investment Activity

During the year ended December 31, 2024, we made $385,242 of investments in new portfolio companies and had $6,034 in aggregate amount of sales and repayments, resulting in net investments of $379,208 for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

During the period from September 29, 2023 (Inception Date) through December 31, 2023, we made $18.2 million of investments in new portfolio companies and had $51,000 in aggregate amount of sales and repayments, resulting in net investments of $18.2 million for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at December 31, 2024, was as follows:

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	96.2%	9.9%
Equity	1.5%	—
Warrants	0.0%	—
Cash Equivalents	2.3%	—
Total	100.0%	9.9%

Our portfolio composition, based on fair value at December 31, 2023, was as follows:

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	100%	11.8%
Total	100%	11.8%

As of December 31, 2024, the Fund’s top five industry concentrations were Capital Goods, Health Care Equipment & Services, Financial Services, Consumer Services, and Insurance. On December 31, 2024, our portfolio consisted of 51 portfolio companies and was invested 98.5% in first lien loans and 1.5% in equity investments. The fair value of our investments was approximately $399,268 on December 31, 2024.

The following summarizes our portfolio company investments and the industries in which we were invested as of December 31, 2024, calculated as a percentage of fair value as of December 31, 2024:

Portfolio Company	Fair Value	Percentage of Total Investments at Fair Value
Allbridge	$1,781	0.4%
Armanino	13,469	3.4%
Baker Hill	1,042	0.3%
Batteries Plus	476	0.1%
Billhighway	1,021	0.2%
BKH	2,033	0.5%
Bradford Health Services	1,986	0.5%
Cardiovascular Logistics	1,190	0.3%
CheckedUp, Inc.	1,193	0.3%
CrossLink	10,937	2.7%
CyberMaxx	7,790	2.0%
D4C Dental Brands	19,563	4.9%
Diesco Industries 2	25,016	6.3%
Discovery	2,475	0.6%
Firebirds	650	0.2%
FloWorks	19,056	4.8%
Giving Home Health Care	7,295	1.8%
Global School Management	13,751	3.4%
GoAuto	4,593	1.1%
Hasa	1,382	0.3%
Help at Home	9,919	2.5%
Hometown Food Company	14,600	3.7%
Hornblower	3,101	0.8%
iCreditWorks	4,900	1.2%
InXpress	2,020	0.5%
KCK NAV	21,092	5.3%
Kemper Sports Management	2,253	0.6%
M2S	10,305	2.6%
National Debt Relief	1,426	0.4%
Nuclear Care Partners	7,338	1.8%
Obra Casualty	23,479	5.9%
Ojos Locos 3	1,435	0.4%
OmniMax	16,132	4.0%
Pediatric Home Services	9,900	2.5%
PetVet	13,127	3.3%
Planet DDS	257	0.1%
Priority Holdings	8,383	2.1%
Pro Food Solutions	12,990	3.2%
Rails International	12,731	3.2%
Rialto	19,133	4.8%
Seatex	7,948	2.0%
Select Rehabilitation, LLC	1,483	0.4%
Senior Helpers	3,519	0.9%
Senior Support Holdings	426	0.1%
Solidcore	16,093	4.0%
Spartan Fitness	5,641	1.4%
Splash Car Wash	354	0.1%
Sportime	8,031	2.0%
Total Fleet Solutions	5,662	1.4%
WildBrain	18,035	4.5%
XDimensional Technologies	856	0.2%
Total	$399,268	100.0%

Industry(1)	Investments and Cash Equivalents at Fair Value	Percentage of Fair Value
Capital Goods	$79,839	19.5%
Health Care Equipment & Services	78,221	19.1%
Financial Services	50,034	12.2%
Consumer Services	49,887	12.2%
Insurance	28,072	6.9%
Consumer Staples Distribution & Retail	27,590	6.8%
Software & Services	26,803	6.6%
Media & Entertainment	19,228	4.7%
Commercial & Professional Services	19,131	4.7%
Consumer Durables & Apparel	12,731	3.1%
Cash Equivalents	9,471	2.3%
Transportation	5,121	1.3%
Telecommunication Services	1,781	0.4%
Technology Hardware & Equipment	476	0.1%
Consumer Discretionary Distribution & Retail	354	0.1%
	$408,739	100.0%

(1)
The company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2024 to align with Global Industry Classification Standards (“GICS”), where applicable. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2024.

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

The following summarizes our portfolio company investments and the industries in which we were invested as of December 31, 2023, calculated as a percentage of fair value as of December 31, 2023:

Portfolio Company	Fair Value	Percentage of Total Investments at Fair Value
Baker Hill	$1,034	5.7%
Batteries Plus Holding Corporation	479	2.6%
BKH	2,093	11.4%
Bradford Health Services	2,006	11.0%
Cardiovascular Logistics	1,186	6.5%
CheckedUp	1,169	6.4%
Firebirds	636	3.5%
Hasa	1,411	7.7%
Kemper Sports Management	2,259	12.3%
National Debt Relief	1,296	7.1%
Ojos Locos 3	1,460	8.0%
Planet DDS	247	1.4%
Select Rehabilitation, LLC	1,853	10.0%
Splash Car Wash	320	1.8%
XDimensional Technologies	832	4.6%
Total	$18,281	100.0%

	Investments at	Percentage of
Industry	Fair Value	Total Portfolio
Consumer Services	$7,247	39.6%
Health Care Providers & Services	5,045	27.6
Software & Services	1,866	10.2
Capital Goods	1,411	7.7
Diversified Financials	1,296	7.1
Technology Hardware & Equipment	1,169	6.4
Health Care Technology	247	1.4
	$18,281	100.0%

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

The weighted average risk rating of our investments based on fair value was 2.0 as of December 31, 2024. As of December 31, 2024, the Fund had one portfolio company on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies for additional details regarding the Fund’s non-accrual policy.

The following table shows the distribution of our investments on the 1 to 6 investment rating scale at fair value as of December 31, 2024:

Investment Rating (in thousands)	Cost	Percent	Fair Value	Percent
Investment Rating 1	$—	—%	$—	—%
Investment Rating 2	395,825	99.5	397,785	99.6
Investment Rating 3	—	—	—	—
Investment Rating 4	—	—	—	—
Investment Rating 5	1,918	0.5	1,483	0.4
Investment Rating 6	—	—	—	—
	$397,743	100.0%	$399,268	100.0%

The weighted average risk rating of our investments based on fair value was 2.1 as of December 31, 2023. As of December 31, 2023, the Fund had no portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies for additional details regarding the Fund’s non-accrual policy.

The following table shows the distribution of our investments on the 1 to 6 investment rating scale at fair value as of December 31, 2023:

Investment Rating (in thousands)	Cost	Percent	Fair Value	Percent
Investment Rating 1	$—	—%	$—	—%
Investment Rating 2	16,362	89.4%	16,428	89.9%
Investment Rating 3	1,936	10.6%	1,853	10.1%
Investment Rating 4	—	—%	—	—%
Investment Rating 5	—	—%	—	—%
Investment Rating 6	—	—%	—	—%
	$18,298	100.0%	$18,281	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2024.

Portfolio Company	Amortized Cost	Fair Value
Performing	$395,825	$397,785
Non-accrual(1)	1,918	1,483
Total	$397,743	$399,268

(1) During the year ended December 31, 2024, Select Rehabilitation, LLC was on non-accrual status as of October 1, 2024, as reflected in the Consolidated Schedule of Investments. Under GAAP, we will not recognize cash and PIK interest income on such investments for financial reporting purposes.

RESULTS OF OPERATIONS

Our operating results for the year ended December 31, 2024 and the fiscal period ended December 31, 2023, were as follows (dollars in thousands):

	For the Year Ended December 31, 2024	For the Period September 29, 2023 (Inception Date) through December 31, 2023
Total investment income	$12,316	$496
Less: Net expenses	6,291	57
Net investment income	6,025	439
Net realized gains (loss) on investments	—	—
Net change in unrealized income (losses) on investments	1,517	(17)
Net increase (decrease) in net assets resulting from operations	$7,542	$422

Investment Income

Investment income for the year ended December 31, 2024, was driven by deployment of capital and interest income from our investments. Investment income for the fiscal period ended December 31, 2023, was driven by deployment of capital and interest income from our investments. The composition of our investment income for the year ended December 31, 2024 and the fiscal period ended December 31, 2023, was as follows (dollars in thousands):

	For the Year Ended December 31, 2024	For the Period September 29, 2023 (Inception Date) through December 31, 2023
Interest from investments	$12,047	$484
Fee income	269	12
Total investment income	$12,316	$496

Operating Expenses

The composition of our operating expenses for the year ended December 31, 2024, was as follows (dollars in thousands):

For the Year Ended December 31, 2024
Management fees	$1,016
Incentive fees	816
Administrative expenses	203
Interest expense	3,191
Professional fees	1,972
Trustees' fees	199
Organizational and offering expenses	784
Other general expenses	846
Repayments of prior reimbursements (Note 4)	271
Fee waivers	(156)
Incentive fee waiver	(81)
Expense reimbursement	(2,770)
Net expenses	$6,291

The composition of our operating expenses for the fiscal period ended December 31, 2023, was as follows (dollars in thousands):

For the Period September 29, 2023 (Inception Date) through December 31, 2023
Management fees	$48
Incentive fees	55
Administrative expenses	10
Professional fees	350
Trustees' fees	28
Organizational and offering expenses	745
Other general expenses	102
Fee waivers	(58)
Incentive fee waiver	(55)
Expense reimbursement	(1,168)
Net expenses	$57

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the year ended December 31, 2024, were as follows (dollars in thousands):

For the Year Ended December 31, 2024
Net realized gains (losses)
Non-controlled, Non-affiliate investments	$—
Total net realized gains (losses)	—
Net change in unrealized gains (losses) on investments
Non-controlled, non-affiliated investments	1,542
Net change in deferred tax liability	(25)
Total net change in unrealized gains (losses) on investments	1,517
Total net realized and unrealized gains (losses)	$1,517

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the fiscal period ended December 31, 2023, were as follows (dollars in thousands):

For the Period September 29, 2023 (Inception Date) through December 31, 2023
Net realized gains (losses)
Non-controlled, Non-affiliate investments	$—
Total net realized gains (losses)	—
Net change in unrealized gains (losses) on investments
Non-controlled, non-affiliated investments	(17)
Total net change in unrealized gains (losses) on investments	(17)
Total net realized and unrealized gains (losses)	$(17)

Recent Developments

None.

Liquidity and Capital Resources

We generate cash from (1) drawing down capital in respect of Shares, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

As of December 31, 2024, we are party to the Secured Loan Facility, as described in more detail in Note 6—Borrowings.

Our primary uses of cash are to originate (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) to fund the cost of operations (including expenses, the Management Fee and, to the extent permitted under the 1940 Act, any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to our shareholders.

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of December 31, 2024 and 2023 (dollars in thousands):

	As of
	December 31, 2024	December 31, 2023
Cash and cash equivalents(1)	$20,393	$8,511
Available amount pursuant to borrowing arrangements	57,000	-
Unfunded portfolio company commitments	(57,802)	(2,846)
Total operational liquidity	$19,591	$5,665

(1) Subsequent to December 31, 2024, the Fund received subscriptions of $70,150 on January 2, 2025.

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

Related Party Transactions and Agreements

Investment Management Agreement

We entered into an Investment Management Agreement, dated as of October 20, 2023, which was approved by our Board for an initial two-year term, under which the Investment Adviser, subject to the overall supervision of our Board manages the day-to-day operations of, and provides investment advisory services to us. Affiliates of the Investment Adviser also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours. The Investment Adviser has adopted policies designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities among multiple funds. In addition, any affiliated fund currently formed or formed in the future and managed by the Investment Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Investment Adviser or its affiliates.

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

Managing Dealer Agreement

We entered into a Managing Dealer Agreement with the Managing Dealer (the “Managing Dealer Agreement”), pursuant to which the Managing Dealer agreed to, among other things, manage our relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of shares, which we refer to as “participating brokers,” and financial advisors. The Managing Dealer also coordinates our marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures.

Either party may terminate the Managing Dealer Agreement upon 60 days’ written notice to the other party or immediately upon notice to the other party in the event such other party failed to comply with a material provision of the Managing Dealer Agreement.

Our obligations under the Managing Dealer Agreement to pay the shareholder servicing and/or distribution fees with respect to the Class S, Class D and Class F shares distributed in this offering, to the extent that we receive an exemptive order, as described therein shall survive termination of the agreement until such shares are no longer outstanding (including such shares that have been converted into Class I shares, as described above).

Second Amended and Restated Expense Limitation and Reimbursement Agreement

We entered into a Second Amended and Restated Expense Limitation and Reimbursement Agreement with the Investment Adviser and the Administrator on October 25, 2024, which will terminate on May 1, 2026, unless renewed by mutual agreement of the Investment Adviser, the Administrator, and the Fund, or unless otherwise terminated by the Fund’s Board upon at least thirty (30) days written notice to the Investment Adviser and the Administrator. Pursuant to the Second Amended and Restated Expense Limitation and Reimbursement Agreement, the Investment Adviser and the Administrator are obligated to pay, absorb or reimburse all of our operating costs and expenses incurred, including, but not limited to organization and offering costs and legal, administration, accounting, printing, mailing, subscription processing and filing fees and expenses, as determined in accordance with generally accepted accounting principles for investment companies (“Operating Expenses”) (x) above 1.25% of the value of the Fund’s quarterly net assets as of the beginning of the first calendar day of the applicable quarter adjusted for any share issuances or repurchases during the applicable quarter during the period of time that the Fund operates as a privately offered, non-traded BDC and (y) above 1.25% of the value of the Fund’s monthly net assets as of the beginning of the first calendar day of the applicable month adjusted for any share issuances or repurchases during the applicable month during the period of time that the Fund operates as a publicly-offered, non-traded BDC (each such payment, absorption or reimbursement, a “Required Expense Payment”). Any Required Expense Payment must be paid by the Investment Adviser and the Administrator in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Investment Adviser, the Administrator, or their affiliates.

Distributions and Dividends

Distributions declared for the year ended December 31, 2024, totaled approximately $6,285.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount
March 27, 2024	March 27, 2024	March 28, 2024	$0.54
June 27, 2024	June 27, 2024	June 28, 2024	$0.48
September 27, 2024	September 27, 2024	September 30, 2024	$0.60
December 30, 2024	December 30, 2024	December 31, 2024	$0.33

Distributions declared for the period September 29, 2023 (Inception Date) through December 31, 2023, totaled approximately $419.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the period ended December 31, 2023:

Date Declared	Record Date	Payment Date	Per Share Amount
December 28, 2023	December 28, 2023	December 29, 2023	$0.55

Beginning in January 2025, we intend to pay monthly distributions to our shareholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income no less frequently than monthly and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.

Borrowings

We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. We may in the future, though, determine to utilize a greater amount of leverage, including for investment purposes. As of December 31, 2024, we had $222,615 par value of outstanding borrowings and our asset coverage ratio was 191%, compliant with the minimum asset coverage level of 150% generally required by a BDC by the 1940 Act. The Fund had no borrowings as of December 31, 2023 and did not borrow money for the period September 29, 2023 (Inception Date) through December 31, 2023.

Secured Loan Facility

On July 16, 2024, Subsidiary II entered into a Loan and Servicing Agreement (the “Secured Loan Facility”), with Sumitomo Mitsui Banking Corporation, as administrative agent and the collateral agent and Western Alliance Trust Company, N.A., as account bank, collateral custodian and collateral administrator. The Secured Loan Facility provides for borrowings in U.S. dollars up to a maximum principal amount of $300,000 thousand. Proceeds from the borrowings under the Secured Loan Facility will be used primarily to finance the purchase or origination of loans. Unless otherwise terminated, the Secured Loan Facility will mature on July 16, 2029. The interest rate on outstanding loans will be calculated by taking the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, the 1-month SOFR rate plus 1.0% or zero, plus a spread of 2.60%.

Contractual Obligations

As of December 31, 2024, we have entered into an Investment Management Agreement with the Investment Adviser pursuant to the 1940 Act to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. Payments for investment advisory services under the Advisory Agreement are described under Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 4. Related Party Transactions. Payments for administration services under the Administration Agreement are described under Item 1. Financial Statements –Notes to Consolidated Financial Statements – Note 4. Related Party Transactions. Payments for marketing and distribution services under the Managing Dealer Agreement are described under Item 1. Financial Statements –Notes to Consolidated Financial Statements – Note 4. Related Party Transactions.

Off-Balance Sheet Arrangements

As of December 31, 2024, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of December 31, 2024 and 2023, we had unfunded commitments on revolving credit lines and delayed draw term loans of $57,802 and $2,846, respectively. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand and undrawn Capital Commitments from our investors. Please refer to Note 5—Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

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

Valuation of Portfolio Investments

The Investment Adviser applies fair value accounting in accordance with GAAP and valuation policies and procedures adopted by the Board (the “Valuation Policy”). Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Fund’s Consolidated Statements of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Fund’s Consolidated Statements of Operations as “Net change in unrealized gains (losses) of investments”.

The Investment Adviser values the Fund’s portfolio investments in accordance with the Valuation Policy and the 1940 Act. For purposes of the 1940 Act, the Board has designated the Investment Adviser as the Fund’s Valuation Designee. During the year ended December 31, 2024, the Board provided oversight of the Investment Adviser's fair value determinations of the Fund's portfolio investments on a quarterly basis in good faith, including investments that were not publicly traded and those whose market prices were not readily available. Commencing in the calendar year 2025, fair value determinations of the Fund's portfolio investments made by the Investment Adviser will be on a monthly basis.

One or more independent valuation firms (each a “Valuation Agent”) are engaged to independently value the Fund's investments, in consultation with the Investment Adviser. The Fund's valuation procedures, which are the procedures that are followed by such Valuation Agent are set forth in more detail below:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. From March 2022 to July 2023, the Federal Reserve was periodically raising interest rates to combat inflation and maintained the same rate benchmark from July 2023 to September 2024. While the Federal Reserve cut its benchmark rate in the third and fourth quarters of 2024 for the first time since March 2020, future reductions to benchmark rates are not certain. As a result, key base interest rates, such as Secured Overnight Financing Rate (“SOFR”), may fluctuate over time. As of December 31, 2024, 100% of investments at fair value represent floating-rate investments with a reference rate floor and none of our debt investments at fair value represent fixed-rate investments.

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

Assuming that the audited Consolidated Statements of Assets and Liabilities as of December 31, 2024, was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Interest Income (in thousands)	Net Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 100 basis points	$(3,982)	$—	$(3,982)
Down 200 basis points	(7,964)	—	(7,964)
Up 100 basis points	3,982	—	3,982
Up 200 basis points	7,964	—	7,964
Up 300 basis points	11,946	—	11,946

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

We set forth below a list of our audited consolidated financial statements included in this Report on Form 10-K.

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Assets and Liabilities as of December 31, 2024 and 2023	F-3
Consolidated Statements of Operations for the year ended December 31, 2024 and for the period September 29, 2023 (Inception Date) to December 31, 2023	F-4
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2024 and for the period September 29, 2023 (Inception Date) to December 31, 2023	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2024 and for the period September 29, 2023 (Inception Date) to December 31, 2023	F-6
Consolidated Schedules of Investments as of December 31, 2024 and 2023	F-7
Notes to the Financial Statements	F-15

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of AMG Comvest Senior Lending Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of AMG Comvest Senior Lending Fund (the Fund), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2024 and for the period September 29, 2023 (Inception Date) to December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund at December 31, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2024 and for the period September 29, 2023 (Inception Date) to December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, syndication agents, and underlying investee companies; when replies were not received from the custodian, syndication agents, and underlying investee companies, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Fund’s auditor since 2023.

Miami, Florida

March 20, 2025

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $397,743 and $18,298 as of December 31, 2024 and December 31, 2023, respectively)	$399,268	$18,281
Cash and cash equivalents	20,393	8,511
Restricted cash	2,492	—
Receivables:
Receivable for paydowns of investments	36	4
Interest receivable	3,193	248
Due from affiliates (Note 4)	—	682
Prepaid expenses and other assets	2,084	384
Total Assets	$427,466	$28,110

Liabilities
Secured Loan Facility (net of deferred financing costs of $722 and $0 as of December 31, 2024 and December 31, 2023, respectively)	$159,378	$—
Secured Borrowing	63,237	—
Payables:
Management fee payable, net (Note 4)	505	—
Deferred tax liability	25	—
Interest payable	1,273	—
Incentive fee payable	634	—
Due to affiliates	271	—
Accrued professional fees	340	264
Accrued organizational and offering costs	232	235
Accrued administrative expenses	101	—
Accrued expenses	200	98
Total Liabilities	$226,196	$597

Commitments and contingencies (Note 5)

Net Assets
Class I shares, $0.001 par value; unlimited authorized; 7,945,702 and 1,100,409 shares issued and outstanding, respectively	$8	$1
Additional paid-in capital	199,800	27,529
Total distributable earnings (accumulated deficit)	1,462	(17)
Total Net Assets	$201,270	$27,513
Total Liabilities and Net Assets	$427,466	$28,110
Net Asset Value Per Share	$25.33	$25.00

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	For the Year Ended December 31, 2024	For the Period September 29, 2023 (Inception Date) through December 31, 2023
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$12,047	$484
Fee income	269	12
Total Investment Income	12,316	496
Expenses:
Management fees	1,016	48
Incentive fees	816	55
Administrative expenses	203	10
Interest expense	3,191	—
Professional fees	1,972	350
Trustees’ fees	199	28
Organizational and offering expenses	784	745
Other general expenses	846	102
Repayments of prior reimbursements (Note 4)	271	—
Total Expenses	9,298	1,338
Less: Fee waivers (Note 4)	(156)	(58)
Less: Incentive fee waiver (Note 4)	(81)	(55)
Less: Expense reimbursement (Note 4)	(2,770)	(1,168)
Net expenses	6,291	57
Net Investment Income (Loss)	6,025	439

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	1,542	(17)
Net change in deferred tax liability	(25)	—
Total net change in unrealized gains (losses)	1,517	(17)
Total realized and unrealized gains (losses)	1,517	(17)
Net Increase (Decrease) in Net Assets Resulting from Operations	$7,542	$422

Per Share Data:
Basic and diluted net investment income/(loss) per share	$1.86	$0.57
Basic and diluted net increase/(decrease) in net assets resulting from operations per Share	$2.33	$0.55
Weighted Average Shares Outstanding - Basic and Diluted	3,239,983	774,000

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(amounts in thousands, except share and per share data)

	For the Year Ended December 31, 2024	For the Period September 29, 2023 (Inception Date) through December 31, 2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$6,025	$439
Net change in unrealized gains (losses) on investments	1,517	(17)
Net Increase (Decrease) in Net Assets Resulting from Operations	7,542	422

Decrease in Net Assets Resulting from Shareholder Distributions
Distributions from net investment income	(6,223)	(403)
Distributions from return of paid in capital	(62)	(16)
Net Increase (Decrease) in Net Assets Resulting from Shareholder Distributions	(6,285)	(419)

Increase in Net Assets Resulting from Capital Share Transactions
Proceeds of issuance of common shares	172,500	27,510
Reinvestment of distributions	—	—
Repurchase of common shares	—
Proceeds from issuance of Shares	172,500	27,510

Total Increase (Decrease) in Net Assets	173,757	27,513
Net Assets, Beginning of Period	27,513	—
Net Assets, End of Period	$201,270	$27,513

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Year Ended December 31, 2024	For the Period September 29, 2023 (Inception Date) through December 31, 2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$7,542	$422
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized gains (losses) (net of deferred taxes)	(1,517)	17
Net accretion of discount and payment in-kind interest on investments	(302)	(17)
Purchases of portfolio investments	(385,209)	(1,196)
Sales or repayments of portfolio investments	6,034	51
Increase (decrease) in operating assets and liabilities:
Increase in interest receivable	(2,945)	(248)
Increase (decrease) in due from affiliates	682	(682)
Increase in receivable for paydowns of investments	—	(4)
Increase in prepaid expenses and other assets	(1,700)	(384)
Increase in management fees payable	505	—
Increase in interest payable	1,273	—
Increase in incentive fee payable, net	634	—
Increase in due to affiliates	271	—
Increase in accrued professional fees	76	264
(Decrease) increase in accrued organizational and offering costs	(3)	235
Increase in accrued administrative expenses	101	—
Increase in accrued expenses	102	98
Net cash provided by (used in) operating activities	(374,456)	(1,444)
Cash Flows provided by (used in) Financing Activities:
Borrowings on Secured Loan Facility	177,600	—
Payments on Secured Loan Facility	(17,500)	—
Proceeds from Secured Borrowing	76,152	—
Repayments on Secured Borrowing	(12,915)	—
Deferred financing costs paid	(722)	—
Distributions paid in cash	(6,285)	(419)
Proceeds from issuance of shares	172,500	10,374
Net cash provided by (used in) financing activities	388,830	9,955
Net increase (decrease) in cash and cash equivalents	14,374	8,511
Cash and cash equivalents and restricted cash, beginning of period	8,511	—
Cash and cash equivalents and restricted cash, end of period	$22,885	$8,511

Supplemental and Non-Cash Information:
Interest paid during the period	$1,918	$—
In-kind investment contributions (Note 6)	$—	$17,136
Reinvestment of distributions during the period (1)	$—	$—
PIK Income	$33	$—

(1) Less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

December 31, 2024

Portfolio Company (3)(6)(9)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured (5)
Allbridge, LLC - Delayed Draw Term Loan (4)	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.08%	6/5/2030	$-	$(1)	$-	0.0%
Allbridge, LLC - Revolving Credit Line (4)	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.08%	6/5/2030	-	(2)	-	0.0%
Allbridge, LLC - Term Loan (14)	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.08%	6/5/2030	1,781	1,760	1,781	0.9%
Armanino Advisory LLC - Delayed Draw Term Loan (4)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	10.27%	10/18/2029	-	(28)	(58)	0.0%
Armanino Advisory LLC - Revolving Credit Line (4)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	10.27%	10/18/2029	-	(37)	(38)	0.0%
Armanino Advisory LLC - Term Loan	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	10.27%	10/18/2029	13,442	13,180	13,173	6.5%
Batteries Plus Holding Corporation - Revolving Credit Line (4)(7)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	11.21%	6/27/2028	-	-	-	0.0%
Batteries Plus Holding Corporation - Term Loan (7)(14)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	11.21%	6/27/2028	476	472	476	0.2%
BHP Management Holdings, LLC - Delayed Draw Term Loan (7)(14)	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	9.48%	10/27/2028	727	723	727	0.4%
BHP Management Holdings, LLC - Term Loan (7)(14)	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	9.48%	10/27/2028	1,259	1,252	1,259	0.6%
Billhighway, LLC - Delayed Draw Term Loan (4)(7)	Software & Services	SOFR + 6.75% (1.00% floor)	11.21%	2/8/2029	61	59	61	0.0%
Billhighway, LLC - Revolving Credit Line (4)(7)	Software & Services	SOFR + 6.75% (1.00% floor)	11.21%	2/8/2029	-	(1)	-	0.0%
Billhighway, LLC - Term Loan (7)	Software & Services	SOFR + 6.75% (1.00% floor)	11.21%	2/8/2029	960	948	960	0.5%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan A (7)(14)	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	10.58%	1/31/2029	490	481	487	0.2%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan B (4)(7)(14)	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	10.58%	1/31/2029	16	8	13	0.0%
Cardiology Management Holdings, LLC - Term Loan (7)(14)	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	10.58%	1/31/2029	694	682	690	0.3%
CheckedUp, Inc - Delayed Draw Term Loan (7)(14)	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.96%	10/20/2027	245	244	245	0.1%
CheckedUp, Inc - Revolving Credit Line (4)(7)	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.95%	10/20/2027	73	73	73	0.0%
CheckedUp, Inc - Term Loan (7)(14)	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.96%	10/20/2027	875	872	875	0.4%
CrossLink Professional Tax Solutions, LLC - Revolving Credit Line (4)	Software & Services	SOFR + 5.50% (1.00% floor)	9.84%	6/30/2028	225	209	210	0.1%
CrossLink Professional Tax Solutions, LLC - Term Loan	Software & Services	SOFR + 5.50% (1.00% floor)	9.86%	6/30/2028	10,835	10,705	10,727	5.3%
D4C Dental Brands, Inc. - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 4.50% (3.00% floor)	9.02%	11/27/2029	-	(19)	(19)	0.0%
D4C Dental Brands, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 4.50% (3.00% floor)	9.02%	11/27/2029	19,780	19,585	19,582	9.7%
Diesco Industries Ltd. - Term Loan (1)	Capital Goods	SOFR + 6.00% (2.00% floor)	10.33%	12/31/2029	25,397	25,017	25,016	12.4%
Discovery SL Management, LLC - Delayed Draw Term Loan A (14)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.88%	3/18/2030	358	356	356	0.2%
Discovery SL Management, LLC - Delayed Draw Term Loan B (4)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.88%	3/18/2030	-	(8)	(9)	0.0%
Discovery SL Management, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.88%	3/18/2030	-	(3)	(2)	0.0%

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

Portfolio Company (3)(6)(9)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Discovery SL Management, LLC - Term Loan (14)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.88%	3/18/2030	$2,142	$2,119	$2,130	1.1%
DMA Holding Company - Revolving Credit Line (4)	Software & Services	SOFR + 7.00% (1.00% floor)	11.46%	7/19/2028	33	31	29	0.0%
DMA Holding Company - Term Loan	Software & Services	SOFR + 7.00% (1.00% floor)	11.46%	7/19/2028	1,052	1,031	1,013	0.5%
Drive Assurance Corporation - Delayed Draw Term Loan (1)(4)	Insurance	SOFR + 7.00% (2.00% floor)	11.36%	7/10/2030	-	(1)	-	0.0%
Drive Assurance Corporation - Term Loan (1)(14)	Insurance	SOFR + 7.00% (2.00% floor)	11.36%	7/10/2030	4,593	4,549	4,593	2.3%
Firebirds Buyer, LLC - Delayed Draw Term Loan (4)(7)	Consumer Services	SOFR + 6.25% (2.00% floor)	10.71%	3/22/2028	19	19	19	0.0%
Firebirds Buyer, LLC - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 6.25% (2.00% floor)	8.96%	3/22/2028	14	14	14	0.0%
Firebirds Buyer, LLC - Term Loan (7)(14)	Consumer Services	SOFR + 6.25% (2.00% floor)	10.71%	3/22/2028	617	612	617	0.3%
FloWorks International, LLC - Delayed Draw Term Loan (4)	Capital Goods	SOFR + 4.75% (0.75% floor)	9.27%	11/26/2031	-	(12)	(24)	0.0%
FloWorks International, LLC - Term Loan	Capital Goods	SOFR + 4.75% (0.75% floor)	9.27%	11/26/2031	19,273	19,081	19,080	9.5%
HAH Group Holding Company, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.00%	9.36%	9/24/2031	10,000	9,853	9,919	4.9%
Hasa Acquisition, LLC - Delayed Draw Term Loan (4)(7)	Capital Goods	SOFR + 4.50% (1.00% floor)	9.07%	1/10/2029	-	(3)	(2)	0.0%
Hasa Acquisition, LLC - Revolving Credit Line (4)(7)	Capital Goods	SOFR + 4.50% (1.00% floor)	9.07%	1/10/2029	-	(3)	(2)	0.0%
Hasa Acquisition, LLC - Term Loan (7)(14)	Capital Goods	SOFR + 4.50% (1.00% floor)	9.07%	1/10/2029	1,400	1,374	1,386	0.7%
Hometown Food Company - Term Loan	Consumer Staples Distribution & Retail	SOFR + 4.50% (1.00% floor)	9.05%	8/16/2029	14,659	14,551	14,600	7.3%
Hornblower Sub LLC - Revolving Credit Line (4)	Transportation	SOFR + 5.50% (0.50% floor)	10.02%	7/3/2029	226	222	225	0.1%
Hornblower Sub LLC - Term Loan (14)	Transportation	SOFR + 5.50% (1.00% floor)	10.11%	7/3/2029	2,885	2,857	2,876	1.4%
KCK Ltd - Revolving Credit Line (1)	Financial Services	SOFR + 5.40%	9.88%	9/27/2027	9,403	9,360	9,374	4.7%
KCK Ltd - Term Loan (1)(15)	Financial Services	SOFR + 5.40%	9.88%	9/27/2027	11,753	11,702	11,718	5.8%
Kemper Sports Management, LLC - Delayed Draw Term Loan (7)(14)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.71%	10/11/2029	440	437	440	0.2%
Kemper Sports Management, LLC - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.71%	10/11/2029	-	(1)	-	0.0%
Kemper Sports Management, LLC - Term Loan (7)(14)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.71%	10/11/2029	1,813	1,802	1,813	0.9%
M2S Group Intermediate Holdings Inc - Term Loan (14)	Capital Goods	SOFR + 4.75% (0.50% floor)	9.09%	8/25/2031	10,591	9,874	10,305	5.1%
Military Retail Solutions, LLC - Delayed Draw Term Loan (4)(7)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.61%	6/28/2029	-	(14)	(12)	0.0%
Military Retail Solutions, LLC - Revolving Credit Line (4)(7)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.61%	6/28/2029	-	(14)	(6)	0.0%
Military Retail Solutions, LLC - Term Loan (7)(15)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.61%	6/28/2029	13,113	12,869	13,008	6.5%
National Debt Relief, LLC - Delayed Draw Term Loan (7)(14)	Financial Services	SOFR + 6.50% (2.50% floor)	10.97%	2/7/2028	598	594	594	0.3%
National Debt Relief, LLC - Revolving Credit Line (7)	Financial Services	SOFR + 6.50% (2.50% floor)	10.97%	2/7/2028	120	119	119	0.1%
National Debt Relief, LLC - Term Loan (7)(14)	Financial Services	SOFR + 6.50% (2.50% floor)	10.97%	2/7/2028	718	713	713	0.4%
Nuclear Care Partners Holdings, Inc. - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	9.30%	10/1/2030	-	(23)	(18)	0.0%
Nuclear Care Partners Holdings, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	9.30%	10/1/2030	7,438	7,329	7,356	3.7%
Obra CICS Finance, LLC - Term Loan (1)	Insurance	SOFR + 4.25% (3.00% floor); SOFR + 4.25% (3.00% floor)	8.61%	12/31/2030	23,571	23,479	23,479	11.7%
OL Texas Restaurants, LLC - Delayed Draw Term Loan (4)(7)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.53%	8/29/2029	-	(2)	-	0.0%
OL Texas Restaurants, LLC - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.53%	8/29/2029	-	(1)	-	0.0%

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

Portfolio Company (3)(6)(9)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
OL Texas Restaurants, LLC - Term Loan (14)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.53%	8/29/2029	$1,435	$1,428	$1,435	0.7%
OmniMax International, LLC - Delayed Draw Term Loan (4)	Capital Goods	SOFR + 5.75% (1.00% floor)	10.03%	12/6/2030	-	(51)	(102)	-0.1%
OmniMax International, LLC - Term Loan	Capital Goods	SOFR + 5.75% (1.00% floor)	10.03%	12/6/2030	16,566	16,237	16,234	8.1%
OpCo Borrower, LLC - Term Loan (14)	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	10.62%	4/26/2029	7,332	7,200	7,295	3.6%
Pansophic Learning US, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.37%	5/15/2029	992	967	974	0.5%
Pansophic Learning US, LLC - Revolving Credit Line	Consumer Services	SOFR + 5.75% (1.00% floor)	10.26%	5/15/2029	997	978	985	0.5%
Pansophic Learning US, LLC - Term Loan (14)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.15%	5/15/2029	11,935	11,690	11,792	5.9%
PDDS Holdco, Inc. - Delayed Draw Term Loan (4)	Software & Services	SOFR + 7.50% (0.75% floor)	11.98%	7/18/2028	32	31	32	0.0%
PDDS Holdco, Inc. - Term Loan	Software & Services	SOFR + 7.50% (0.75% floor)	11.98%	7/18/2028	229	224	225	0.1%
Pediatric Home Respiratory Services, LLC - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 5.50% (0.75% floor)	9.78%	12/23/2030	-	(5)	(10)	0.0%
Pediatric Home Respiratory Services, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 5.50% (0.75% floor)	9.78%	12/23/2030	170	165	165	0.1%
Pediatric Home Respiratory Services, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.50% (0.75% floor)	9.78%	12/23/2030	9,794	9,745	9,745	4.8%
Periscope Cybermaxx Buyer, Inc - Delayed Draw Term Loan (4)	Software & Services	SOFR + 5.50% (1.00% floor)	9.86%	11/5/2029	32	17	1	0.0%
Periscope Cybermaxx Buyer, Inc - Revolving Credit Line (4)	Software & Services	SOFR + 5.50% (1.00% floor)	9.86%	11/5/2029	-	(10)	(10)	0.0%
Periscope Cybermaxx Buyer, Inc - Term Loan	Software & Services	SOFR + 5.50% (1.00% floor)	9.86%	11/5/2029	7,565	7,454	7,452	3.7%
Petvet Care Centers, LLC - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 6.00% (0.75% floor)	10.36%	11/15/2030	-	(13)	(31)	0.0%
Petvet Care Centers, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 6.00% (0.75% floor)	10.36%	11/15/2030	-	(31)	(31)	0.0%
Petvet Care Centers, LLC - Term Loan	Health Care Equipment & Services	SOFR + 6.00% (0.75% floor)	10.36%	11/15/2030	13,424	13,189	13,189	6.6%
Priority Holdings, LLC - Term Loan (14)	Financial Services	SOFR + 4.75% (0.50% floor)	9.11%	5/16/2031	8,383	8,369	8,383	4.2%
Rails International, LLC - Revolving Credit Line (4)	Consumer Durables & Apparel	SOFR + 6.25% (2.00% floor)	10.62%	12/20/2029	-	(47)	(47)	0.0%
Rails International, LLC - Term Loan	Consumer Durables & Apparel	SOFR + 6.25% (2.00% floor)	10.62%	12/20/2029	13,039	12,779	12,778	6.3%
Restaurant Holding Company, LLC - Delayed Draw Term Loan (4)(7)	Consumer Services	SOFR + 6.25% (1.00% floor)	10.72%	2/25/2028	-	(1)	-	0.0%
Restaurant Holding Company, LLC - Term Loan (7)(14)	Consumer Services	SOFR + 6.25% (1.00% floor)	10.72%	2/25/2028	2,033	2,025	2,033	1.0%
Rialto Management Group, LLC - Revolving Credit Line (4)	Financial Services	SOFR + 5.00% (0.75% floor)	9.53%	12/5/2030	-	(7)	(7)	0.0%
Rialto Management Group, LLC - Term Loan	Financial Services	SOFR + 5.00% (0.75% floor)	9.53%	12/5/2030	19,333	19,140	19,140	9.5%
Salt US Holdco, LLC - Delayed Draw Term Loan (4)	Transportation	SOFR + 5.73% (1.00% floor)	10.06%	7/31/2029	48	46	41	0.0%
Salt US Holdco, LLC - Term Loan (14)	Transportation	SOFR + 5.73% (1.00% floor)	10.08%	7/31/2029	1,999	1,980	1,979	1.0%
Seatex Merger Sub, LLC - Delayed Draw Term Loan (4)	Capital Goods	SOFR + 5.75% (1.00% floor)	10.38%	10/22/2029	-	(21)	(43)	0.0%
Seatex Merger Sub, LLC - Revolving Credit Line (4)	Capital Goods	SOFR + 5.75% (1.00% floor)	10.34%	10/22/2029	285	265	264	0.1%
Seatex Merger Sub, LLC - Term Loan	Capital Goods	SOFR + 5.75% (1.00% floor)	10.38%	10/22/2029	7,844	7,729	7,727	3.8%
Select Rehabilitation, LLC - Term Loan (14)(19)	Health Care Equipment & Services	SOFR + 8.50% (1.00% floor)	12.96%	10/19/2027	1,918	1,918	1,483	0.7%
Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Loan (4)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.60%	3/20/2030	-	(13)	-	0.0%

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

Portfolio Company (3)(6)(9)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Senior Support Holdings (Franchise) Acquisition, Inc. - Term Loan (14)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.60%	3/20/2030	$3,519	$3,456	$3,519	1.7%
Solidcore Topco, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 5.75% (1.50% floor)	10.31%	11/4/2030	-	(32)	(19)	0.0%
Solidcore Topco, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.75% (1.50% floor)	10.31%	11/4/2030	-	(32)	(10)	0.0%
Solidcore Topco, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.50% floor)	10.31%	11/4/2030	16,219	15,901	16,122	8.0%
Spartan CP, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.11%	6/28/2029	1,110	1,085	1,110	0.6%
Spartan CP, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.11%	6/28/2029	-	(7)	-	0.0%
Spartan CP, LLC - Term Loan (14)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.11%	6/28/2029	4,531	4,447	4,531	2.3%
Splash Car Wash, Inc - Delayed Draw Term Loan (4)(7)	Consumer Discretionary Distribution & Retail	SOFR + 6.50% (1.00% floor) + 1.00% PIK	12.26%	6/30/2026	12	11	12	0.0%
Splash Car Wash, Inc - Revolving Credit Line (7)	Consumer Discretionary Distribution & Retail	SOFR + 6.50% (1.00% floor) + 1.00% PIK	12.14%	6/30/2026	14	14	14	0.0%
Splash Car Wash, Inc - Term Loan (7)(14)	Consumer Discretionary Distribution & Retail	SOFR + 6.50% (1.00% floor) + 1.00% PIK	12.09%	6/30/2026	328	324	328	0.2%
Sportime Clubs, LLC - Delayed Draw Term Loan A (4)	Consumer Services	SOFR + 6.50% (1.00% floor)	10.86%	10/17/2029	-	(69)	(72)	0.0%
Sportime Clubs, LLC - Delayed Draw Term Loan B (4)(18)	Consumer Services	FIXED 18.00%	18.00%	10/17/2029	54	54	-	0.0%
Sportime Clubs, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 6.50% (1.00% floor)	10.86%	10/17/2029	-	(6)	(6)	0.0%
Sportime Clubs, LLC - Term Loan A	Consumer Services	SOFR + 6.50% (1.00% floor)	10.86%	10/17/2029	6,845	6,712	6,708	3.3%
Sportime Clubs, LLC - Term Loan B	Consumer Services	FIXED 18.00%	18.00%	10/17/2029	1,443	1,400	1,401	0.7%
Total Fleet Buyer, LLC - Revolving Credit Line (4)	Commercial & Professional Services	SOFR + 4.50% (1.00% floor)	8.95%	7/15/2030	-	(19)	-	0.0%
Total Fleet Buyer, LLC - Term Loan (14)	Commercial & Professional Services	SOFR + 4.50% (1.00% floor)	8.95%	7/15/2030	5,662	5,568	5,662	2.8%
WildBrain Ltd. - Revolving Credit Line (1)(4)	Media & Entertainment	SOFR + 6.00% (1.00% floor)	10.64%	7/23/2029	285	251	285	0.1%
WildBrain Ltd. - Term Loan (1)(14)	Media & Entertainment	SOFR + 6.00% (1.00% floor)	10.63%	7/23/2029	17,750	17,415	17,750	8.8%
XDimensional Technologies, Inc. - Delayed Draw Term Loan (7)	Software & Services	SOFR + 5.00% (2.00% floor) + 3.00% PIK	12.46%	12/24/2025	12	12	12	0.0%
XDimensional Technologies, Inc. - Revolving Credit Line (4)(7)	Software & Services	SOFR + 7.50% (2.00% floor)	12.46%	12/24/2025	-	(1)	(2)	0.0%
XDimensional Technologies, Inc. - Term Loan (7)	Software & Services	SOFR + 5.00% (2.00% floor) + 3.00% PIK	12.46%	12/24/2025	880	871	846	0.4%
Total First Lien Senior Secured					398,214	391,776	393,203	195.3%
Total Debt Investments					$398,214	$391,776	$393,203	195.3%

Equity Investments				Acquisition Date
Private Companies
Armanio Advisory LLC - Class A Units (8)(10)	Commercial & Professional Services	NA		10/18/2024	384	$385	$392	0.2%
CyberMaxx Holdings, LLC - Class A Common Units (11)	Software & Services	NA		11/4/2024	90,374	-	-	0.0%
CyberMaxx Holdings, LLC - Class A-1 Preferred Units (11)	Software & Services	NA		11/4/2024	344	344	347	0.2%
iCreditWorks Inc. - Series D Preferred Stock (13)	Software & Services	FIXED 10.00% + 7.50% PIK	0.00%	12/27/2024	5,000,000	4,900	4,900	2.4%
Senior Support Holdings, LP - Class A-1 Units (8)(12)	Health Care Equipment & Services	NA		3/20/2024	338	338	369	0.2%
Senior Support Holdings, LP - Class B Units (8)(12)	Health Care Equipment & Services	NA		3/20/2024	338	-	57	0.0%
Total Private Companies						5,967	6,065	3.0%

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

Portfolio Company (3)(6)(9)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Total Equity Investments						$5,967	$6,065	3.0%

Warrants (13)				Acquisition Date
iCreditWorks Inc.	Software & Services	NA		12/27/2024	11,372	-	-	0.0%
Total Warrants						-	-	0.0%
Total Investments						$397,743	$399,268	198.3%

Cash Equivalents
First American Government Obligations Fund - X Class (16)	Cash Equivalents	NA	5.05%		9,471	9,471	9,471	4.7%
Cash Equivalents Total						9,471	9,471	4.7%
Investments and Cash Equivalents Total						$407,214	$408,739	203.0%
Other Assets in Excess of Liabilities (17)							$(207,469)	(103.0)%
Net Assets							$201,270	100.0%
(1)
The investment is not a qualifying asset, under Section 55(a) of the Investment Company Act of 1940. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of December 31, 2024, 21.53% of the Fund's total assets are represented by investments at fair value that are considered non-qualifying assets.
(2)
Percentages are based on net assets as of December 31, 2024.
(3)
The fair value of investments with respect to securities for which market quotations are not readily available are valued using significant unobservable inputs (See Note 3 - Fair Value of Financial Instruments).
(4)
For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative fair value until the commitments are called and funded. Please refer to Note 5 - Commitments and Contingencies for details of these unfunded commitments.
(5)
The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR”) and which reset monthly, quarterly, semiannually, or annually. For each, the Fund has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of December 31, 2024, the reference rates for the Fund's variable rate loans were the 1 month SOFR at 4.33%, the 3 month SOFR at 4.31%, and the 6 month SOFR at 4.25%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
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
(8)
Investment is held by AMG Comvest Senior Lending Blocker MF SPV, LLC, a wholly-owned subsidiary of AMG Comvest Senior Lending Fund.
(9)
The Fund updated certain descriptions of its portfolio companies presented in the consolidated financial statements as of December 31, 2024, to align with the legal issuer name, where applicable. These updates had no impact on the Consolidated Statements of Assets and Liabilities as of December 31, 2024.
(10)
This security is restricted and not available to resale. On October 18, 2023, the Fund purchased Armanino Advisory LLC – Delayed Draw Term Loan, Armanino Advisory LLC – Revolving Credit Line and Armanino Advisory LLC – Term Loan. These investments are offered by the same issuer as the Private Companies and are not restricted to resale.
(11)
This security is restricted and not available to resale. On November 4, 2024, the Fund purchased Periscope Cybermaxx Buyer, Inc – Delayed Draw Term Loan, Periscope Cybermaxx Buyer, Inc – Revolving Credit Line and Periscope Cybermaxx Buyer, Inc –Term Loan. These investments are offered by the same issuer as the Private Companies and are not restricted to resale.
(12)
This security is restricted and not available to resale. On March 20, 2024, the Fund purchased Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Loan and Senior Support Holdings (Franchise) Acquisition, Inc. – Term Loan. These investments are offered by the same issuer as the Private Companies and are not restricted to resale.
(13)
This security is restricted and not available to resale.
(14)
Investment held in AMG Comvest Senior Lending Fund LLI SPV, LLC as collateral for the Secured Loan Facility. Please refer to Note 6.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

(15)
Investment subject to the Participation Agreement and acts as collateral for the secured borrowing. Please refer to Note 6.
(16)
A copy of the security's annual report to shareholders may be obtained without charge on the SEC's website (http://www.sec.gov).
(17)
Included in the total is an amount of $2,431 held for collateral to meet requirements associated with the Secured Loan Facility.
(18)
Fair value of investment is less than $500.
(19)
Investment is on non-accrual status.

PIK - Payment-in-kind

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2024:

Industry(1)	Investments and Cash Equivalents at Fair Value	Percentage of Fair Value
Capital Goods	$79,839	19.5%
Health Care Equipment & Services	78,221	19.1%
Financial Services	50,034	12.2%
Consumer Services	49,887	12.2%
Insurance	28,072	6.9%
Consumer Staples Distribution & Retail	27,590	6.8%
Software & Services	26,803	6.6%
Media & Entertainment	19,228	4.7%
Commercial & Professional Services	19,131	4.7%
Consumer Durables & Apparel	12,731	3.1%
Cash Equivalents	9,471	2.3%
Transportation	5,121	1.3%
Telecommunication Services	1,781	0.4%
Technology Hardware & Equipment	476	0.1%
Consumer Discretionary Distribution & Retail	354	0.1%
	$408,739	100.0%

(1)
The Fund reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2024 to align with Global Industry Classification Standards (“GICS”), where applicable. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

SCHEDULE OF INVESTMENTS

(amounts in thousands, except for shares and units)

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

(amounts in thousands, except for shares and units)

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
(4)
For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative fair value until the commitments are called and funded. Please refer to Note 5 - Commitments and Contingencies for details of these unfunded commitments.
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

AMG Comvest Senior Lending Fund

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages, and as otherwise indicated)

December 31, 2024

Note 1— Organization and Business Purpose

Organization

AMG Comvest Senior Lending Fund (the “Fund”) is a Delaware statutory trust. The Fund was formed as a limited partnership on June 28, 2023, under the laws of the State of Delaware. The Fund was initially formed with the name Comvest Credit Partners BDC Fund, L.P., which changed to AMG Comvest Senior Lending Fund on October 23, 2023. The Fund is a diversified, closed-end management investment company that, on October 24, 2023, elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Prior to October 25, 2023, the Fund was treated as a partnership for tax purposes.

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

The Fund commenced operations on September 29, 2023 ("Inception Date") and commenced investment operations on October 18, 2023.

On March 11, 2024, the Fund established AMG Comvest Senior Lending Blocker MF SPV, LLC (“Subsidiary I”), a wholly-owned subsidiary and Delaware limited liability company to hold equity securities of portfolio companies organized as a pass-through entity while continuing to satisfy the requirements of a RIC under the Code. Subsidiary I has filed an election to be treated as a corporation for tax purposes.

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

On December 13, 2024, the Fund received a notice of effectiveness related to the Fund’s N-2 Registration Statement, on the basis of which the Fund will publicly offer on a continuous basis up to $2.0 billion of common shares of the Fund pursuant to the Securities Act of 1933, as amended (the “Securities Act”) (the “Public Offering”). The Fund has established Class I shares, Class S shares, Class F shares, or Class D shares. Currently, the Fund offers only Class I shares. Prior to December 13, 2024, the Fund previously offered its common shares pursuant to the terms set forth in the Fund’s Confidential Private Placement Memorandum and subscription agreements that it entered into with investors in connection with its private offering of common shares (the “Private Offering”). The common shares in the Private Offering were sold under the exemption provided by Section 4(a)(2) of the Securities Act, only to investors that are “accredited investors” in accordance with Rule 506 of Regulation D promulgated under the Securities Act, and other exemptions of similar import in the laws of the states and jurisdictions where the Private Offering was made. All common shares issued under the Private Offering are now classified as Class I shares.

Business Purpose

The Fund’s investment objective is to generate current income and capital appreciation. The Fund's primary focus is to provide risk-adjusted returns and current income to investors by investing primarily in middle-market companies with earnings before interest, taxes, depreciation, and amortization (EBITDA) generally between $10 million and $100 million within a wide range of industries, although the Fund intends to focus on industries in which the Investment Adviser and its affiliates have investing experience and access to operating resources, including but not limited to healthcare, financial services, business & technology services, industrials, consumer products, and franchisors/retail.

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

The Fund reclassified certain industry groupings of its portfolio companies presented in the accompanying consolidated financial statements as of December 31, 2024, to align with the recently updated Global Industry Classification Standards ("GICS"), where applicable. These reclassifications had no impact on the Consolidated Statements of Assets and Liabilities as of December 31, 2024.

The Fund updated certain descriptions of its portfolio companies presented in the consolidated financial statements as of December 31, 2024, to align with the legal issuer name, where applicable. These updates had no impact on the Consolidated Statements of Assets and Liabilities as of December 31, 2024.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these consolidated financial statements. Actual results could differ from those estimates.

Valuation of Portfolio Investments

The Investment Adviser applies fair value accounting in accordance with GAAP and valuation policies and procedures (the “Valuation Policy”) adopted by the Fund’s Board of Trustees (the “Board”). Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Fund’s Consolidated Statements of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Fund’s Consolidated Statements of Operations as “Net change in unrealized gains (losses) of investments”.

The Investment Adviser values the Fund’s portfolio investments in accordance with the Valuation Policy and the 1940 Act. For purposes of the 1940 Act, the Board has designated the Investment Adviser as the Fund’s Valuation Designee under Rule 2a-5 under the 1940 Act (the “Valuation Designee”). During the year ended December 31, 2024, the Board provided oversight of the Investment Adviser's fair value determinations of the Fund's portfolio investments on a quarterly basis in good faith, including investments that were not publicly traded and those whose market prices were not readily available. Commencing in the calendar year 2025, fair value determinations of the Fund's portfolio investments made by the Investment Adviser will be on a monthly basis.

One or more independent valuation firms (each a “Valuation Agent”) are engaged to independently value the Fund's investments, in consultation with the Investment Adviser. The Fund's valuation procedures, which are the procedures that are followed by such Valuation Agent are set forth in more detail below:

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

Investment Classification

The Fund classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “Affiliated Investments” are defined as those investments in companies in which the Fund owns 5% or more of the voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control investments nor Affiliated Investments. As of December 31, 2024 and December 31, 2023, the Fund did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

Security Transactions

Security transactions are accounted for on a trade date basis.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market account. Such cash and cash equivalents, at times, may exceed federally insured limits. Cash and cash equivalents are carried at cost which approximates fair value. Certain cash amounts are held in a segregated account to collateralize outstanding borrowings under the secured loan facility, and are subject to restrictions of use.

The Fund considers all highly liquid investments that can be converted to cash, or having a maturity date, within three months, when acquired, to be cash equivalents. As of December 31, 2024 and 2023, the Fund held cash equivalents in the form of money market fund shares held in First American Government Obligations Fund, X Class. The fair value of cash and cash equivalents as of December 31, 2024 and 2023 were $20,393 and $8,511, respectively, representing 10.1% and 30.9%, respectively, of the Fund’s net assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), as inputs in the valuation are observable.

Organizational Expenses and Offering Costs

The Fund bore the organizational expenses and will bear offering costs incurred in connection with its formation of and the offering of its common shares of beneficial interest, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. Additionally, the Fund bore the organizational expenses and offering costs incurred in connection with the formation of AMG Comvest Senior Lending Feeder Fund LLC (“Feeder Fund I”) and AMG Comvest Senior Lending Feeder Fund II LLC (“Feeder Fund II”).

Organizational expenses are expensed as incurred, while offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of investment operations or effectiveness of the Public Offering. As of December 31, 2024 and December 31, 2023, unamortized offering costs of $1,585 and $384, respectively, were deferred and are reflected in the Statements of Assets and Liabilities as part of prepaid expenses and other assets. For the year ended December 31, 2024 and for the period from September 29, 2023 (Inception Date) through December 31, 2023, the Fund expensed organizational and offering costs in the amount of $784 and $745, respectively.

Deferred Financing Costs

Financing costs incurred in connection with the Fund’s credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 6—Borrowings.

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

Non-accrual

Investments may be placed on non-accrual status when principal or interest payments are past due and/or when there is reasonable doubt that principal or interest will be collected. Accrued cash and PIK interest is generally reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment of the ultimate outcome. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Net Realized Gain or Loss and Net Change in Unrealized Gain or Loss

Gain or loss on the sale of investments is calculated using the specific identification method. Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when a gain or loss is realized.

Income Taxes

The Fund has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify and be subject to tax as a RIC, among other things, the Fund is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its shareholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Fund intends to make the requisite distributions to its shareholders, which will generally relieve the Fund from U.S. federal income taxes with respect to all income distributed to its shareholders. The Fund evaluated tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.

Additionally, in order to avoid the imposition of a U.S. federal excise tax, the Fund is required to distribute, in respect of each calendar year, dividends to the Fund's shareholders of an amount at least equal to the sum of 98% of the Fund's calendar year net ordinary income (taking into account certain deferrals and elections); 98.2% of the Fund's capital gain net income (adjusted for certain ordinary losses) for the one year period ending on October 31 of such calendar year; and any net ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years and on which the Fund previously did not incur any U.S. federal income tax. If the Fund fails to qualify as a RIC for any reason and becomes subject to corporate tax, the resulting corporate taxes could substantially reduce the Fund's net assets, the amount of income available for distribution and the amount of the Fund's distributions.

Subsidiary I filed an election with the Internal Revenue Service to be treated as a corporation for tax purposes and is subject to U.S. federal and state income taxes. The consolidated financial statements include Subsidiary I, for which a provision for corporate income taxes has been recorded. As of December 31, 2024 and for the year then ended, Subsidiary I recorded $25 as a deferred tax expense and deferred tax liability.

Deferred income tax is computed by applying the federal statutory income tax rate of 21% and estimated applicable state tax statutory rates (net of federal tax benefit) to unrealized gains/(losses) on investments before taxes for the year ended December 31, 2024.

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments were effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. In accordance with ASC Topic 280, the Fund has determined that it has a single operating and reporting segment. As a result, the Fund’s segment accounting policies are the same as described herein and the Fund does not have any intra-segment sales and transfers of assets.

The Fund operates through a single operating and reporting segment with an investment objective to generate current income and capital appreciation primarily by investing in middle-market companies. The chief operating decision maker (the “CODM”) is comprised of the Fund’s chief executive officer, chief financial officer and chief accounting officer. The CODM assesses the performance and makes operating decisions for the Fund primarily based on the Fund’s change in net assets resulting from operations. In addition to other factors and metrics, the CODM utilizes the Fund’s net assets, total return, and ratios of net and gross expenses to average net assets as a key metric in reviewing the performance of the Fund. As the Fund’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statement of Assets and Liabilities as “Total Assets” and the significant segment expenses are listed on the Consolidated Statement of Operations.

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

The following table presents fair value measurements of investments and cash equivalents, by major class, as of December 31, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$393,203	$393,203
Equity	—	—	6,065	6,065
Warrants	—	—	—	—
Cash Equivalents	9,471	—	—	9,471
Total	$9,471	$—	$399,268	$408,739

The following table presents fair value measurements of investments, by major class, as of December 31, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$18,281	$18,281
Total	$—	$—	$18,281	$18,281

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2024:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2023	$18,281	$—	$18,281
Purchases and other adjustments to cost	379,276	5,966	385,242
Sales and repayments	(6,066)	—	(6,066)
Net change in unrealized gains (losses) on investments	1,443	99	1,542
Net accretion of discount on investments	269	—	269
Balance as of December 31, 2024	$393,203	$6,065	$399,268
Net change in unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Fund at the end of the period:	$1,443	$99	$1,542

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

For the year ended December 31, 2024 and for the period ended December 31, 2023, there were no transfers between levels of the fair value hierarchy.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of December 31, 2024. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range						Impact to
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum		Maximum		Weighted Average (a)		Valuation from an Increase in Input (b)
First Lien Senior Secured	$358,322	Discounted Cash Flow	Discount Rate	8.2%		20.3%		10.2%		Decrease
Equity	4,900	Discounted Cash Flow	Discount Rate	19.6%		19.6%		19.6%		Decrease
First Lien Senior Secured	1,483	Market Comparables	EBITDA Multiple	7.3	x	8.3	x	7.8	x	Increase
Equity	818	Market Comparables	EBITDA Multiple	11.3	x	15.8	x	13.6	x	Increase
Equity	347	Market Comparables	Revenue Multiple	3.3	x	4.3	x	3.8	x	Increase
First Lien Senior Secured	33,398	Recent Transaction Price	Recent Transaction Price	N/A		N/A		N/A		Increase
Total	$399,268

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

				Selected Input Range			Impact to
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)	Valuation from an Increase in Input (b)
First Lien Senior Secured	$18,281	Discounted Cash Flow	Discount Rate	9.2%	16.4%	11.9%	Decrease
Total	$18,281
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

There were no significant changes in valuation approach or technique as of December 31, 2024 and December 31, 2023.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2024 and 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

As of December 31, 2024, the Fund had one portfolio company on a non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies for additional details regarding the Fund's non-accrual policy.

The following table shows the amortized cost and fair value of the Fund's performing and non-accrual investments as of December 31, 2024:

Portfolio Company	Amortized Cost	Fair Value
Performing	$395,825	$397,785
Non-accrual	1,918	1,483
Total	$397,743	$399,268

For a discussion of the fair value measurement of the Fund's borrowings, refer to Note 6—Borrowings.

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

For the year ended December 31, 2024 and for the period September 29, 2023 (Inception Date) to December 31, 2023, the Fund incurred $1,016.2 and $48.0, respectively, in Management Fees under the Investment Management Agreement. The Investment Adviser has chosen to voluntarily waive $130.3 and $48.0, respectively, of Management Fees earned in accordance to the Investment Management Agreement for the year ended December 31, 2024 and for the period September 29, 2023 (Inception Date) to December 31, 2023, which is reflected in the Consolidated Statements of Operations as a part of fee waivers. Any fees waived under the Investment Management Agreement are not subject to future reimbursement to the Investment Adviser pursuant to the Expense Limitation and Reimbursement Agreement.

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

For the year ended December 31, 2024 and for the period September 29, 2023 (Inception Date) to December 31, 2023, the Fund incurred $816.2 and $55.0, respectively, in Incentive Fees under the Investment Management Agreement. The Investment Adviser has chosen to voluntarily waive $81.0 and $55.0, respectively, of incentive fees earned in accordance to the Investment Management Agreement for the year ended December 31, 2024 and for the period September 29, 2023 (Inception Date) to December 31, 2023, which is reflected in the Consolidated Statements of Operations as a part of fee waivers. Any fees waived under the Investment Management Agreement are not subject to future reimbursement to the Investment Adviser pursuant to the Expense Limitation and Reimbursement Agreement.

Administration Agreement

The Fund entered into an administration agreement (the “Administration Agreement”) with AMG Funds LLC, a Delaware limited liability company and wholly-owned subsidiary of AMG (the “Administrator”), under which the Administrator will perform or oversees the performance of certain administrative services for the Fund. Effective December 13, 2024, the Fund will pay the Administrator a fee (the "Administration Fee") at the rate of 0.25% per annum of the Fund’s net assets as of the beginning of the first calendar day of the applicable month, adjusted for any Share issuances or repurchases during the applicable month. The Administration Fee will be calculated and payable monthly in arrears. Prior to December 13, 2024, the Fund paid the Administration Fee at the rate of 0.25% per annum of Fund's net assets as of the beginning of the first calendar day of the applicable quarter, adjusted for any Share issuances or repurchases during the applicable quarter. The Administration Fee was calculated and payable quarterly in arrears.

For the year ended December 31, 2024 and for the period September 29, 2023 (Inception Date) to December 31, 2023, the Fund incurred $203.0 and $10.0, respectively, in Administration Fees under the Administration Agreement. The Administrator has chosen to voluntarily waive $26.1 and $10.0, respectively, of administration fees earned in accordance with the Administration Agreement for the year ended December 31, 2024 and for the period September 29, 2023 (Inception Date) to December 31, 2023, which is reflected in the Consolidated Statements of Operations as a part of fee waivers. Any fees waived under the Administration Agreement are not subject to future reimbursement to the Administrator pursuant to the Expense Limitation and Reimbursement Agreement.

Managing Dealer Agreement

The Fund entered into a Managing Dealer Agreement with AMG Distributors, Inc. (the “Managing Dealer Agreement”), an affiliate of the Investment Adviser, Administrator, and AMG, pursuant to which the Managing Dealer agreed to, among other things, manage the Fund's relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of shares, which the Fund refers to as “participating brokers,” and financial advisors. The Managing Dealer also coordinates the Fund's marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, the Fund's investment strategies, material aspects of the Fund's operations and subscription procedures.

Either party may terminate the Managing Dealer Agreement upon 60 days’ written notice to the other party or immediately upon notice to the other party in the event such other party failed to comply with a material provision of the Managing Dealer Agreement. The Fund's obligations under the Managing Dealer Agreement to pay the shareholder servicing and/or distribution fees with respect to the Class S, Class D and Class F shares distributed in this offering as described therein shall survive termination of the agreement until such shares are no longer outstanding (including such shares that have been converted into Class I shares, as described above).

Under a Distribution and Servicing Plan, the Fund pays the Managing Dealer, subject to FINRA and other limitations, with respect to the Class I shares, and upon the offering of Class S, Class D and Class F shares, 0.00%, 0.85%, 0.25% and 0.50%, respectively, on an annualized basis as a percentage of the net asset value for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the net assets of the applicable class as of the beginning of the first calendar day of the month.

Second Amended and Restated Expense Limitation and Reimbursement Agreement

The Fund entered into a Second Amended and Restated Expense Limitation and Reimbursement Agreement with the Investment Adviser and the Administrator on October 25, 2024, which will terminate on May 1, 2026, unless renewed by mutual agreement of the Investment Adviser, the Administrator, and the Fund, or unless otherwise terminated by the Fund’s Board upon at least thirty (30) days written notice to the Investment Adviser and the Administrator. Pursuant to the Second Amended and Restated Expense Limitation and Reimbursement Agreement, the Investment Adviser and the Administrator are obligated to pay, absorb or reimburse all of the Fund's operating costs and expenses incurred, including, but not limited to organization and offering costs and legal, administration, accounting, printing, mailing, subscription processing and filing fees and expenses, as determined in accordance with generally accepted accounting principles for investment companies (“Operating Expenses”) (x) above 1.25% of the value of the Fund’s quarterly net assets as of the beginning of the first calendar day of the applicable quarter adjusted for any share issuances or repurchases during the applicable quarter during the period of time that the Fund operates as a privately offered, non-traded BDC and (y) above 1.25% of the value of the Fund’s monthly net assets as of the beginning of the first calendar day of the applicable month adjusted for any share issuances or repurchases during the applicable month during the period of time that the Fund operates as a publicly-offered, non-traded BDC (each such payment, absorption or reimbursement, a “Required Expense Payment”). Any Required Expense Payment must be paid by the Investment Adviser and the Administrator in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Investment Adviser, the Administrator, or their affiliates.

For the year ended December 31, 2024 and for the period September 29, 2023 (Inception Date) to December 31, 2023, the Fund was reimbursed $2,770 and $1,168, respectively, by the Investment Adviser and the Administrator. As of December 31, 2024, the Fund owed the Investment Adviser and the Administrator $271, in recoupment, which is reflected in the Consolidated Statement of Assets and Liabilities under "Due to affiliates". As of December 31, 2023, the Investment Adviser and the Administrator owed the Fund $682 in expense reimbursement, which is reflected in the Statement of Assets and Liabilities under "Due from affiliates". At December 31, 2024, the Fund's expiration of reimbursements subject to recoupment is as follows:

Expiration Period
Less than 1 year	$—
1-2 years	727
2-3 years	2,941
Total	$3,668

SEC Exemptive Relief

As a BDC, the Fund is subject to certain regulatory restrictions in making its investments. The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On August 2, 2021, the SEC granted Commonwealth Credit Partners BDC I, Inc., an affiliate of Comvest Partners, an exemptive relief order (the “Order”) that allows it and the Fund to enter into certain negotiated co-investment transactions alongside other funds managed by the Investment Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with conditions. Pursuant to the Order, the Fund is permitted to co-invest with its affiliates if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Fund’s independent trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Fund and the Fund’s shareholders and do not involve overreaching in respect of the Fund or the Fund’s shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Fund’s shareholders and is consistent with the Fund’s investment objective and strategies.

Note 5—Commitments and Contingencies

Commitments

In the ordinary course of business, the Fund may enter into future funding commitments. As of December 31, 2024, the Fund had unfunded commitments on delayed draw term loans and revolving credit lines of $36,229 and $21,573, respectively. As of December 31, 2023, the Fund had unfunded commitments on delayed draw term loans and revolving credit lines of $1,900 and $946, respectively. The Fund maintains sufficient cash on hand to fund such unfunded commitments.

As of December 31, 2024, the Fund’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Allbridge	First Lien Senior Secured	Delayed Draw Loan	$166
Allbridge	First Lien Senior Secured	Revolving Credit Line	166
Armanino	First Lien Senior Secured	Delayed Draw Loan	2,880
Armanino	First Lien Senior Secured	Revolving Credit Line	1,920
Baker Hill	First Lien Senior Secured	Revolving Credit Line	82
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	63
Billhighway	First Lien Senior Secured	Delayed Draw Loan	99
Billhighway	First Lien Senior Secured	Revolving Credit Line	80
BKH	First Lien Senior Secured	Delayed Draw Loan	208
Cardiovascular Logistics	First Lien Senior Secured	Delayed Draw Loan	461

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
CheckedUp	First Lien Senior Secured	Revolving Credit Line	110
CrossLink	First Lien Senior Secured	Revolving Credit Line	1,124
D4C Dental	First Lien Senior Secured	Revolving Credit Line	1,902
Discovery SL Management	First Lien Senior Secured	Delayed Draw Loan	1,499
Discovery SL Management	First Lien Senior Secured	Revolving Credit Line	300
Firebirds	First Lien Senior Secured	Delayed Draw Loan	19
Firebirds	First Lien Senior Secured	Revolving Credit Line	24
FloWorks International	First Lien Senior Secured	Delayed Draw Loan	2,409
Global School Management	First Lien Senior Secured	Delayed Draw Loan	499
GoAuto	First Lien Senior Secured	Delayed Draw Loan	270
HASA	First Lien Senior Secured	Delayed Draw Loan	157
HASA	First Lien Senior Secured	Revolving Credit Line	151
Hornblower	First Lien Senior Secured	Revolving Credit Line	227
InXpress	First Lien Senior Secured	Delayed Draw Loan	620
Kemper Sports Management	First Lien Senior Secured	Revolving Credit Line	163
Nuclear Care	First Lien Senior Secured	Revolving Credit Line	1,616
Ojos Locos	First Lien Senior Secured	Delayed Draw Loan	583
Ojos Locos	First Lien Senior Secured	Revolving Credit Line	233
Omnimax	First Lien Senior Secured	Delayed Draw Loan	5,116
Pediatric Home Respiratory	First Lien Senior Secured	Delayed Draw Loan	1,916
Pediatric Home Respiratory	First Lien Senior Secured	Revolving Credit Line	894
Periscope Cybermaxx	First Lien Senior Secured	Delayed Draw Loan	2,032
Periscope Cybermaxx	First Lien Senior Secured	Revolving Credit Line	688
PetVet Care Centers	First Lien Senior Secured	Delayed Draw Loan	1,769
PetVet Care Centers	First Lien Senior Secured	Revolving Credit Line	1,769
Planet DDS	First Lien Senior Secured	Delayed Draw Loan	3
Pro Food Solutions	First Lien Senior Secured	Delayed Draw Loan	1,515
Pro Food Solutions	First Lien Senior Secured	Revolving Credit Line	757
Rails International	First Lien Senior Secured	Revolving Credit Line	2,342
Rialto Management	First Lien Senior Secured	Revolving Credit Line	667
SeaTex	First Lien Senior Secured	Delayed Draw Loan	2,853
SeaTex	First Lien Senior Secured	Revolving Credit Line	1,141
Senior Support Holdings	First Lien Senior Secured	Delayed Draw Loan	1,520
Solidcore Topoco	First Lien Senior Secured	Delayed Draw Loan	3,244
Solidcore Topoco	First Lien Senior Secured	Revolving Credit Line	1,622
Spartan Fitness	First Lien Senior Secured	Delayed Draw Loan	956
Spartan Fitness	First Lien Senior Secured	Revolving Credit Line	414
Splash Car Wash	First Lien Senior Secured	Delayed Draw Loan	29
Sportime Clubs- Term Loan A	First Lien Senior Secured	Delayed Draw Loan	3,608
Sportime Clubs- Term Loan B	First Lien Senior Secured	Delayed Draw Loan	1,798
Sportime Clubs	First Lien Senior Secured	Revolving Credit Line	293
Total Fleet Solutions	First Lien Senior Secured	Revolving Credit Line	1,148
WildBrain	First Lien Senior Secured	Revolving Credit Line	1,617
XDimensional Technologies	First Lien Senior Secured	Revolving Credit Line	60
Total			$57,802

As of December 31, 2023, the Fund’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Baker Hill	First Lien Senior Secured	Revolving Credit Line	$115
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	63
BKH	First Lien Senior Secured	Delayed Draw Loan	208
Cardiovascular Logistics	First Lien Senior Secured	Delayed Draw Loan	461
CheckedUp	First Lien Senior Secured	Delayed Draw Loan	171
CheckedUp	First Lien Senior Secured	Revolving Credit Line	26
Firebirds	First Lien Senior Secured	Delayed Draw Loan	38
Firebirds	First Lien Senior Secured	Revolving Credit Line	19
Hasa	First Lien Senior Secured	Delayed Draw Loan	157
Hasa	First Lien Senior Secured	Revolving Credit Line	133
Kemper Sports Management	First Lien Senior Secured	Delayed Draw Loan	96
Kemper Sports Management	First Lien Senior Secured	Revolving Credit Line	163
National Debt Relief	First Lien Senior Secured	Revolving Credit Line	120
Ojos Locos 3	First Lien Senior Secured	Delayed Draw Loan	595
Ojos Locos 3	First Lien Senior Secured	Revolving Credit Line	233
Planet DDS	First Lien Senior Secured	Delayed Draw Loan	12
Splash Car Wash	First Lien Senior Secured	Delayed Draw Loan	42
Splash Car Wash	First Lien Senior Secured	Revolving Credit Line	14
XDimensional Technologies	First Lien Senior Secured	Delayed Draw Loan	121
XDimensional Technologies	First Lien Senior Secured	Revolving Credit Line	60
Total			$2,846

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the consolidated financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of December 31, 2024 and the Schedule of Investments as of December 31, 2023. The par amount of the unfunded portfolio company commitments is not recognized by the Fund until the commitment is funded.

Unfunded portfolio company commitments may expire without being drawn upon, and therefore, do not necessarily represent future cash requirements or future earning assets for the Fund. The Fund believes that it maintains sufficient liquidity in the form of cash and financing capacity to cover any outstanding unfunded portfolio company commitments that the Fund may be required to fund.

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

Note 6—Borrowings

Secured Loan Facility

On July 16, 2024, Subsidiary II entered into a Loan and Servicing Agreement (the “Secured Loan Facility”), with Sumitomo Mitsui Banking Corporation, as administrative agent and the collateral agent and Western Alliance Trust Company, N.A., as account bank, collateral custodian and collateral administrator. The Secured Loan Facility provides for borrowings in U.S. dollars up to a maximum principal amount of $300 million. Proceeds from the borrowings under the Secured Loan Facility will be used primarily to finance the purchase or origination of loans. Unless otherwise terminated, the Secured Loan Facility will mature on July 16, 2029. The interest rate on outstanding loans will be calculated by taking the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, the 1-month SOFR rate plus 1.0% or zero, plus a spread of 2.60%. Subsidiary II will pay an upfront fee totaling $3 million, to be paid in installments until March 31, 2025, and an administrative fee of $5 on each payment date. Additionally, Subsidiary II pays a non-usage fee of 0.50% per annum on undrawn commitment for the first nine (9) months following the closing date. Thereafter, on any date when the undrawn commitment is less than or equal to 50% of the aggregate commitment, the non-usage fee will be 0.50% per annum. On any date when the undrawn commitment is greater than 50% of the aggregate commitment, the non-usage fee will be 1.00% per annum.

The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings for the year ended December 31, 2024 was 7.31%. The average daily debt outstanding for the year ended December 31, 2024 was $28,069. The maximum debt outstanding for the year ended December 31, 2024 was $160,100.

The following table represents borrowings as of December 31, 2024:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statement of Assets and Liabilities
Secured Loan Facility	$300,000	$160,100	$722	$159,378
Total	$300,000	$160,100	$722	$159,378

The following table represents interest and debt fees for the year ended December 31, 2024:

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
Secured Loan Facility	SOFR + 2.60%	$2,108	$278	$—
Total		$2,108	$278	$—
(1)
As of December 31, 2024, the 1-month SOFR rate was 4.33%.
(2)
Amortization of deferred financing costs and other fees are included in interest expense on the Consolidated Statements of Operations.

At December 31, 2024, the carrying amount of the Fund's borrowings on the Secured Loan Facility approximated their fair value in accordance with ASC 820.

Secured Borrowing Agreement

On July 22, 2024, the Fund entered into a participation agreement (the “Participation Agreement”) with Macquarie Bank Limited ("Macquarie"). The Fund will transfer investments to Macquarie for cash and repurchase the same investment on a forward settlement basis. The repurchase transaction will have a settlement date of up to 90 days. The repurchase transaction under the Participation Agreement is a type of secured borrowing, in which the Fund will retain the economics of the investment and will pay an interest charge. The amount outstanding under the Participation Agreement as of December 31, 2024 was $63,237, which is reflected as "Secured borrowing" on the Consolidated Statements of Assets and Liabilities. The average amount outstanding was $20,477 and the amount of interest paid under the Participation Agreement for the year ended December 31, 2024, was $804.7, which equated to an effective interest rate of 8.14%. Interest expense incurred under the Participation Agreement is reflected on the Consolidated Statements of Operations as "Interest expense."

Note 7—Capital

During the year ended December 31, 2024 and for the period September 29, 2023 (Inception Date) through December 31, 2023, the Fund’s capital stock activity pursuant to the Private Offering was as follows:

Investor Commitments

As of December 31, 2024, the Fund had $200,010 in Capital Commitments, of which $0, were unfunded. As of December 31, 2023, the Fund had $27,500 in Capital Commitments, of which $0, were unfunded.

Capital Drawdowns

The following table summarizes the total shares issued and net proceeds (in thousands) related to capital drawdowns for the year ended December 31, 2024:

Share Issue Date	Shares Issued	Net Proceeds Received
March 28, 2024	561,122	$14,000
April 30, 2024	497,810	12,500
June 28, 2024	1,196,172	30,000
September 30, 2024	659,490	16,540
October 17, 2024	1,987,281	50,000
November 27, 2024	1,943,418	49,460
Total Shares Issued	6,845,293	$172,500

There were no shares issued through the dividend reinvestment plan (“DRIP”) for the year ended December 31, 2024.

The following table summarizes the total shares issued and net proceeds (in thousands) related to capital drawdowns for the period September 29, 2023 (Inception Date) through December 31, 2023:

Share Issue Date	Shares Issued	Net Proceeds Received (in thousands)
September 29, 2023	400	$10
October 18, 2023	760,000	19,000*
December 29, 2023	340,000	8,500
Total Shares Issued	1,100,400	$27,510

* As part of the capital drawdown, the Fund received in-kind, a select portfolio of first lien, senior secured private credit investments in, and funding obligations to, well-established middle-market businesses that operate across a wide range of industries. The aggregate value of the investments received amounted to $17,136 which is equal to the estimated value of the investments contributed and unfunded commitments adjusted for any investment activity from October 1, 2023, to October 18, 2023.

The following table summarizes the total shares issued through the DRIP for the period September 29, 2023 (Inception Date) through December 31, 2023:

Share Issue Date	Shares Issued	Net Proceeds(1)
December 29, 2023	9	$—
Total Shares Issued	9	$—

(1) Less than $1.

As of December 31, 2024 and 2023, Comvest Group Holdings SPV II LLC, a wholly owned subsidiary of an affiliate of Comvest Partners, owned 409 of the Fund's Class I common shares, Feeder Fund I owned 4,854,006 and 1,100,000, respectively, of the Fund's Class I common shares, and Feeder Fund II owned 3,091,288 and 0, respectively, of the Fund's Class I common shares.

Distributions and Dividends

Distributions paid during the year ended December 31, 2024 and for the period September 29, 2023 (Inception Date) to December 31, 2023, totaled $6,285 and $419, respectively.

The following table reflects distributions declared, per share by the Board for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount
March 27, 2024	March 27, 2024	March 28, 2024	$0.54
June 27, 2024	June 27, 2024	June 28, 2024	$0.48
September 27, 2024	September 27, 2024	September 30, 2024	$0.60
December 30, 2024	December 30, 2024	December 31, 2024	$0.33

The following table reflects distributions declared, per share by the Board for the fiscal period ended December 31, 2023:

Date Declared	Record Date	Payment Date	Per Share Amount
December 28, 2023	December 28, 2023	December 29, 2023	$0.55

Distributions to the Fund’s shareholders are recorded on the record date as set by the Fund’s Board. The Fund intends to make distributions to its shareholders that will be sufficient to enable the Fund to qualify and maintain its status as a RIC. For the year ended December 31, 2024 and for the period September 29, 2023 (Inception Date) through December 31, 2023, the Fund distributed net investment income on a quarterly basis. Beginning in January 2025, the Fund intends to distribute approximately all of its net investment income no less frequently than monthly and substantially all of its taxable income on an annual basis, except that the Fund may retain certain net capital gains for reinvestment.

The Fund has adopted a DRIP that provides for reinvestment of any distributions declared on behalf of its shareholders, unless a shareholder elects to receive cash.

Note 8—Net Assets

The Fund commenced investment operations on October 18, 2023. The Fund did not have significant net asset activity prior to this date.

The following table reflects the net assets activity for year ended December 31, 2024:

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of December 31, 2023	1,100,409	$1	$27,529	$(17)	$27,513
Issuance of Shares, net of issuance costs	6,845,293	7	172,493	—	172,500
Distributions to shareholders	—	—	(62)	(6,223)	(6,285)
Net investment income (loss)	—	—	—	6,025	6,025
Net change in unrealized gain (loss) on investments	—	—	—	1,517	1,517
Tax reclassification of stockholders' equity (See Note 11)	—	—	(160)	160	—
Balance as of December 31, 2024	7,945,702	$8	$199,800	$1,462	$201,270

The following table reflects the net assets activity for the period September 29, 2023 (Inception Date) to December 31, 2023:

	Shares	Shares-par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of September 29, 2023 (Inception Date)	—	$—	$—	$—	$—
Issuance of Shares, net of issuance costs	1,100,400	1	27,509	—	27,510
Distributions to shareholders	—	—	(16)	(403)	(419)
Reinvestment of distributions	9	—	0 (1)	—	—
Net investment income (loss)	—	—	—	439	439
Net change in unrealized gain (loss) on investments	—	—	—	(17)	(17)
Tax reclassification of stockholders’ equity (See Note 11)	—	—	36	(36)	—
Balance as of December 31, 2023	1,100,409	$1	$27,529	$(17)	$27,513

(1)
Less than $1.

Note 9—Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2024 and 2023, there are no dilutive securities. The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share resulting from operations for the year ended December 31, 2024 and for the period September 29, 2023 (Inception Date) to December 31, 2023.

	For the Year Ended December 31, 2024	For the Period September 29, 2023 (Inception Date) through December 31, 2023
Net increase (decrease) in net assets resulting from operations	$7,542	$422
Weighted average shares of Shares outstanding - basic and diluted	3,239,983	774,000*
Earnings (loss) per share of Shares - basic and diluted	$2.33	$0.55

*Weighted average shares uses shares outstanding for the period October 18, 2023, the commencement of investment operations, to December 31, 2023.

Note 10—Financial Highlights

The Fund commenced investment operations on October 18, 2023. Net asset value, at the beginning of the period September 29, 2023 (Inception Date) to December 31, 2023, represents the initial price per share issued. The following is a schedule of financial highlights for the year ended December 31, 2024 and for the period September 29, 2023 (Inception Date) to December 31, 2023:

	For the Year Ended December 31, 2024	For the Period from September 29, 2023 (Inception Date) through December 31, 2023
Per Share Operating Performance
Net Asset Value, Beginning of Period:	$25.00	$25.00(3)
Results of Operations:
Net Investment Income (Loss) (1)	1.86	0.57
Net Realized and Unrealized Gain (Loss) on Investments	0.42	(0.02)
Net Increase (Decrease) in Net Assets Resulting from Operations	2.28	0.55
Distributions to Shareholders
Distributions from Net Investment Income	(1.93)	(0.53)
Distributions from Return of Paid in Capital	(0.02)	(0.02)
Net Decrease in Net Assets Resulting from Distributions	(1.95)	(0.55)
Net Asset Value, End of Period	$25.33	$25.00
Shares Outstanding, End of Period	7,945,702	1,100,409
Total return(2)	9.41%	2.20%(6)
Net assets, end of period	$201,270	$27,513
Ratio/Supplemental Data
Weighted average shares outstanding	3,239,983	774,000(4)
Ratio of net investment income (loss) to average net assets without waivers	3.32%	(2.93%)(5)
Ratio of net investment income (loss) to average net assets with waivers	6.62%	11.04%(5)
Ratio of total expenses to average net assets without waivers	10.22%	15.41%(5)
Ratio of total expenses to average net assets with waivers	6.91%	1.43%(5)
Asset coverage ratio	191%	N/A
Portfolio turnover rate	4.77%	0.28%(6)

(1)
The per common share data was derived using weighted average shares outstanding.
(2)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the period reported.
(3)
Represents NAV per share of the September 29, 2023, share issuance.
(4)
Weighted average shares uses shares outstanding for the period October 18, 2023, the commencement of investment operations to December 31, 2023.
(5)
Ratios, excluding nonrecurring expenses, such as organization, audit and tax fees and certain transfer agent fees, are annualized.
(6)
Not annualized.

Note 11—Federal Income Tax Matters

The Fund has elected to be treated as a RIC under Subchapter M of the Code. As a result, the Fund must distribute substantially all of its net taxable income each tax year as dividends to its shareholders. Accordingly, no provision for federal income tax has been made in the financial statements.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences have no impact on net assets. Temporary differences are due to adjustments for the amortization of organization costs.

Permanent differences are due to adjustments for nondeductible offering costs and distributions from paid in capital. The following permanent differences were reclassified among the components of net assets for the year ended December 31, 2024 and for the period September 29, 2023 (Inception Date) to December 31, 2023:

	2024	2023
Increase/ (decrease) in Paid in Capital in Excess of Par	$(222)	$36
Increase/ (decrease) in Distributable Earnings (Losses)	222	(36)

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investment transactions as investment gains and losses are not included in taxable income until they are realized.

The tax character of distributions paid for the year ended December 31, 2024 and the period October 25, 2023 (Tax Effective Date) to December 31, 2023, were as follows:

	For the Year Ended December 31, 2024	For the Period October 25, 2023 (Tax Effective Date) through December 31, 2023
Ordinary Income	$6,223	$403
Long-Term Capital Gains	—	—
Return of Capital	62	16

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis as of December 31, 2024 and December 31, 2023, were as follows:

	2024	2023
Undistributed ordinary income—tax basis	$—	$—
Undistributed realized gains—tax basis	—	—
Net unrealized gain (loss) on investments	1,500	(17)
Other temporary differences	(38)	17
Total accumulated earnings (loss)—book basis	$1,462	$—

Management has analyzed the Fund’s tax positions taken on federal income tax returns for all open years (fiscal years 2023 and 2024) and has concluded that no provision for uncertain income tax positions is required in the Fund’s financial statements.

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

For tax purposes, the Fund may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. The Fund did not elect to defer any post-October capital losses or late-year ordinary losses for the fiscal year ended December 31, 2024 and the fiscal period ended December 31, 2023.

As of December 31, 2024, the Federal tax cost of investments was $407,214 resulting in estimated gross unrealized gains and losses of $2,252 and $752, respectively, for estimated net unrealized gains of $1,500. As of December 31, 2023, the Federal tax cost of investments was $18,298 resulting in estimated gross unrealized gains and losses of $70 and $87, respectively, for net unrealized losses of $17.

Note 12—Subsequent Events

The Fund has evaluated subsequent events through the filing of this Form 10-K and has determined that no material events or transactions occurred through the issuance date of the Fund's financial statements which require additional disclosure in or adjustment of the Fund's consolidated financial statements, except:

On March 14, 2025, the SEC issued the Fund an exemptive order (“Multi-Class Order”) that permits the Fund to offer multiple classes of its Shares. Under the Multi-Class Order, the Fund may offer Class S, Class D, and Class F shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not and have not been any disagreements between us and our accountant on any matter of accounting principles, practices, or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that our internal control over financial reporting was effective as of December 31, 2024.

Due to the Fund’s status as an “emerging growth company” under the JOBS Act, the Fund was not required to obtain an attestation report from the Fund’s independent registered public accounting firm on the Fund’s internal control over financial reporting as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during our most recently completed fiscal period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the year ended December 31, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Amended and Restated Bylaws, Declaration of Trust, Administration Agreement and Investment Management Agreement

In connection with the Public Offering, we amended and restated our Bylaws and Declaration of Trust and entered into an Amended and Restated Administration Agreement and Amended and Restated Investment Management Agreement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS.

Board of Trustees and Executive Officers

The business and affairs of the Fund are managed under the direction and oversight of the Board. The Board consists of four (4) members, three (3) of whom are Independent Trustees. The Board elects the officers, who serve at the discretion of the Board.

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

Name	Age	Position(s)	Trustee Since
Independent Trustees
Eric Rakowski	66	Trustee	October 2023
Peter MacEwen	60	Trustee	October 2023
David Lambert	71	Trustee	February 2024
Interested Trustee
Robert O'Sullivan	53	Trustee, Chairman of the Board and Chief Executive Officer	October 2023

The address for each Trustee is c/o AMG Comvest Senior Lending Fund, 360 S. Rosemary Avenue, Suite 1700, West Palm Beach, FL 33401.

Executive Officers and Key Personnel Who Are Not Trustees

Information regarding each of our executive officers who is not a Trustee is as follows:

Name	Age	Position(s)
Cecilio M. Rodriguez	65	Chief Financial Officer
Jason Gelberd	52	Co-Chief Investment Officer
Greg Reynolds	55	Co-Chief Investment Officer
Patrick Spellman	50	Chief Compliance Officer
Michael Altschuler	47	Vice President
Thomas Disbrow	58	Chief Accounting Officer and Treasurer
John Starace	54	Deputy Treasurer
Maureen Kerrigan	39	Secretary

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

Independent Trustees

Eric Rakowski. Eric Rakowski is a Trustee of the Fund. He currently serves as Professor of Law at the University of California, Berkeley School of Law. Prior to joining the faculty in 1990, Mr. Rakowski served as a tax attorney at Davis Polk & Wardwell and clerked for Judge Harry T. Edwards of the U.S. Court of Appeals for the District of Columbia Circuit and for Justice William J. Brennan Jr. of the U.S. Supreme Court. Mr. Rakowski has been a Trustee of AMG Funds since 1999, a Director of AMG Pantheon Funds since 2014, serves as the Independent Chair of the Board of Trustees for AMG Funds and serves as Independent Chair of the Board of Directors for AMG Pantheon Funds. Mr. Rakowski has also served on the Board of Directors of Harding Loevner Funds, Inc. since 2008 and on the Boards of Trustees of Parnassus Funds and Parnassus Income Funds since 2021. Mr. Rakowski also served on the Board of Trustees for Third Avenue Trusts and Third Avenue Variable Trust from 2002 to 2019. Mr. Rakowski received a J.D. from Harvard University School of Law, a B.Phil. and a D.Phil. from Oxford University, and an A.B. from Harvard University.

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

David G. Lambert. David Lambert is a Trustee of the Fund. Mr. Lambert has spent his entire career involved in the global financial markets. He is a former partner of Goldman Sachs and Co. and currently serves on the Board of Trustees for the Palm Beach Florida employees retirement fund. He is also a Director of Commonwealth Credit Partners BDC I, Inc. In addition, Mr. Lambert assists in providing financial and investment oversight to several non-profit entities as part of his philanthropic endeavors. Mr. Lambert graduated from Dickinson College with a BA in Psychology and later earned an MBA from the University of Chicago in Finance.

Interested Trustee

Robert O’Sullivan. Robert O’Sullivan is a Trustee, President and Chief Executive Officer of the Fund. He is also Chief Executive Officer and is a co-founder of Comvest Credit Partners, the direct lending strategy at Comvest Partners. Mr. O’Sullivan is a Director of Commonwealth Credit Partners BDC I, Inc. He serves as a member of the Comvest Partner’s Executive Committee and joined Comvest Partners in 2002 having been actively involved in financing and investing in lower middle market companies since 1992 when he joined Comvest’s predecessor firm, Commonwealth Associates. Mr. O’Sullivan received a B.A. in Geography from London University while attending King’s College and the London School of Economics.

Executive Officers and Key Personnel Who Are Not Trustees

Cecilio Rodriguez. Cecilio Rodriguez is Chief Financial Officer of the Fund. He is also the Chief Financial Officer of Comvest Partners. Prior to joining Comvest Partners, Mr. Rodriguez served in senior finance roles in banking, healthcare, aviation services, and venture capital. He began his career in the audit department of Deloitte & Touche. Mr. Rodriguez received a Bachelor of Business Administration with a concentration in Accounting from Florida International University.

Jason Gelberd. Jason Gelberd is Co-Chief Investment Officer of the Fund. He is also a Partner and Co-Head of Direct Lending for Comvest Partners and Chief Operating Officer of Comvest Credit Partners. Mr. Gelberd is responsible for portfolio management and operations of Comvest Partners’ direct lending strategy in addition to originating, structuring, and managing investments. Earlier in his career, Mr. Gelberd was a Director with Goldman Sachs Specialty Lending Group and was a Vice President at Antares Capital, providing senior and junior capital to private equity sponsor backed middle-market companies. Mr. Gelberd’s lending career has also included commercial lending positions at First Source Financial and LaSalle National Bank. Mr. Gelberd received an M.B.A. from DePaul University’s Charles Kellstadt School of Business and a B.B.A. in Finance from the University of Iowa.

Greg Reynolds. Greg Reynolds is Co-Chief Investment Officer of the Fund. He is also a Partner and Co-Head of Direct Lending for Comvest Partners and Chief Investment Officer of Comvest Credit Partners. Mr. Reynolds oversees the structuring and underwriting functions of Comvest Partners direct lending strategy in addition to originating, structuring, and managing investments. Earlier in his career, Mr. Reynolds was a Director with Dymas Capital Management and was an Assistant Vice President in Heller Financial’s Corporate Finance Group. Mr. Reynolds received an M.B.A. from the University of Chicago and a B.A. from the University of Wisconsin.

Patrick Spellman. Patrick Spellman is Chief Compliance Officer of the Fund. He joined the Administrator in 2011 and currently serves as Vice President and Chief Compliance Officer of the Administrator, Chief Compliance Officer of the Managing Dealer and Chief Compliance Officer and Anti-Money Laundering Compliance Officer for the AMG Funds family of funds and AMG Pantheon Funds. He is responsible for overseeing and managing regulatory and compliance matters for the Administrator and the Managing Dealer. Previously, Mr. Spellman was a Compliance Manager with Affiliated Managers Group, Inc., serving in that capacity from 2005 through 2010, where he was responsible for assisting affiliates of Affiliated Managers Group, Inc. with various aspects of their legal and compliance functions. Prior to joining Affiliated Managers Group, Inc., Mr. Spellman was an Audit Manager with Commonwealth Financial Network, an independent broker-dealer, and was responsible for developing and overseeing the firm’s audit and inspection programs. Mr. Spellman is a member of various Investment Adviser Association and Investment Company Institute Committees. He received his B.A. from Lafayette College and holds Series 7, 24 and 66 licenses with FINRA.

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

Thomas Disbrow. Thomas Disbrow is Chief Accounting Officer and Treasurer of the Fund. He joined the Administrator in 2017 and currently serves as Vice President and Mutual Fund Treasurer/Mutual Fund CFO. Mr. Disbrow is primarily responsible for the administration and day-to-day operations of the AMG Funds family of funds and AMG Pantheon Funds. Previously, Mr. Disbrow served in numerous roles for UBS Asset Management (Americas), Inc. within Fund Administration and Fund Operations from January 2000 through September 2017. He was a Managing Director and Global Head of Traditional Funds Product Control from 2015 through 2017. Prior to that, Mr. Disbrow was a Managing Director and Head of North American Funds Treasury from 2011-2015. Mr. Disbrow received a B.S. in accounting from the Stillman School of Business at Seton Hall University.

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

Board Leadership Structure

Under our Bylaws, our Board may designate one of our Trustees as chair to preside over meetings of our Board and meetings of shareholders, and to perform such other duties as may be assigned to him by our Board. The Board has appointed Robert O’Sullivan to serve in the role of chairman of the Board. The chairman’s role is to preside at all meetings of the Board and to act as a liaison with the Investment Adviser, counsel and other Trustees generally between meetings. The chairman serves as a key point person for dealings between management and the Trustees. The chairman also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that its leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of Trustees and the full board in a manner that enhances effective oversight.

Our Board believes that its leadership structure is the optimal structure for us at this time. Our Board believes that its structure is presently appropriate to enable it to exercise its oversight of us. We recognize that different board leadership structures are appropriate for companies in different situations. We intend to continue to re-examine our corporate governance policies on an ongoing basis to ensure that they continue to meet our needs.

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

We believe that our Board’s role in risk oversight is effective, and appropriate given the extensive regulation to which we are subject as a BDC. We are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, our ability to incur indebtedness is limited because our asset coverage must equal at least 150% after we incur indebtedness. We generally have to invest at least 70% of our total assets in “qualifying assets” and are not generally permitted to invest in any portfolio company in which one of our affiliates currently has an investment.

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

Nominating and Governance Committee

The Nominating and Governance Committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the Nominating and Governance Committee. The Nominating and Governance Committee is responsible for determining criteria for service on the Board, identifying, researching and nominating trustees for election, selecting nominees to fill vacancies on our Board or committees of the Board, developing and recommending to the Board a set of governance principles and overseeing the self-evaluation of the Board and its committees and evaluation of our management. The Nominating and Governance Committee considers nominees properly recommended by our shareholders. The members of the Nominating and Governance Committee are Eric Rakowski, Peter MacEwen and David Lambert, each of whom is not an interested person of the Fund for purposes of the 1940 Act. David Lambert serves as the chairman of the Nominating and Governance Committee.

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
•
can represent the long-term interests of our shareholders as a whole; and
•
are selected such that the Board represents a range of backgrounds and experience.

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

Insider Trading Policy

The Fund has adopted an Insider Trading Policy applicable to any director, manager, officer or employee of the Fund, the Investment Adviser, or the Administrator, or of any of their affiliates or subsidiaries, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations.

ITEM 11. EXECUTIVE COMPENSATION.

(a)
Compensation of Executive Officers

We do not currently have any employees and do not expect to have any employees. Services necessary for our business, including such services provided by our executive officers, will be provided by individuals who are employees of the Investment Adviser and the Administrator, pursuant to the terms of our Investment Management Agreement, or through the Administration Agreement. Pursuant to its Resource Sharing Agreement with Comvest Partners, the Investment Adviser will have access to Comvest Partners’ team of experienced investment professionals.

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

The Fund did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2024. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 20, 2025, information with respect to the beneficial ownership of our Shares by:

• each person known to us to be expected to beneficially own more than 5% of the outstanding shares;

• each of our Trustees and each executive officer; and

• all of our Trustees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no shares subject to options that are currently exercisable or exercisable within 60 days of the offering.

Name and Address	Type of ownership	Shares owned	Percentage
Interested Trustee(1)
Robert O’Sullivan	N/A	—	—
Independent Trustees(1)
David Lambert	N/A	—	—
Eric Rakowski	N/A	5,959.228	*
Peter MacEwen	N/A	—	—
Executive Officers(1)
Cecilio M. Rodriguez	N/A	—	—
Jason Gelberd	N/A	—	—
Greg Reynolds	N/A	—	—
Patrick Spellman	N/A	—	—
Michael Altschuler	N/A	—	—
Thomas Disbrow	N/A	—	—
John Starace	N/A	—	—
Maureen Kerrigan	N/A	—	—
All Trustees and Executive Officers as a Group (12 persons)	N/A	5,959.228	*

(1) The address for all of the Fund’s executive officers and Trustees is c/o AMG Comvest Senior Lending Fund, 360 S. Rosemary Avenue, Suite 1700, West Palm Beach, FL 33401.

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

Managing Dealer Agreement

We entered into a Managing Dealer Agreement with the Managing Dealer (the “Managing Dealer Agreement”), pursuant to which the Managing Dealer agreed to, among other things, manage our relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of shares, which we refer to as “participating brokers,” and financial advisors. The Managing Dealer also coordinates our marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures.

Second Amended and Restated Expense Limitation and Reimbursement Agreement

We entered into a Second Amended and Restated Expense Limitation and Reimbursement Agreement with the Investment Adviser and the Administrator on October 25, 2024, which will terminate on May 1, 2026, unless renewed by mutual agreement of the Investment Adviser, the Administrator, and the Fund, or unless otherwise terminated by the Fund’s Board upon at least thirty (30) days written notice to the Investment Adviser and the Administrator. Pursuant to the Second Amended and Restated Expense Limitation and Reimbursement Agreement, the Investment Adviser and the Administrator are obligated to pay, absorb or reimburse all of our operating costs and expenses incurred, including, but not limited to organization and offering costs and legal, administration, accounting, printing, mailing, subscription processing and filing fees and expenses, as determined in accordance with generally accepted accounting principles for investment companies (“Operating Expenses”) (x) above 1.25% of the value of the Fund’s quarterly net assets as of the beginning of the first calendar day of the applicable quarter adjusted for any share issuances or repurchases during the applicable quarter during the period of time that the Fund operates as a privately offered, non-traded BDC and (y) above 1.25% of the value of the Fund’s monthly net assets as of the beginning of the first calendar day of the applicable month adjusted for any share issuances or repurchases during the applicable month during the period of time that the Fund operates as a publicly-offered, non-traded BDC(each such payment, absorption or reimbursement, a “Required Expense Payment”). Any Required Expense Payment must be paid by the Investment Adviser and the Administrator in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Investment Adviser, the Administrator, or their affiliates. See “Item 1(c). Description of Business—Second Amended and Restated Expense Limitation and Reimbursement Agreement.”

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee and the Independent Trustees of our Board have selected Ernst & Young LLP to serve as the independent registered public accounting firm for the Fund for the year ended December 31, 2024 and the fiscal period ended December 31, 2023.

Ernst & Young LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

	As of
	December 31, 2024	December 31, 2023
Audit Fees	$389,000	$215,000
Audit-Related Fees	65,000	—
Tax Fees	55,000	45,000
All Other Fees	—	—
Total Fees	$509,000	$260,000

During the year ended December 31, 2024 and the fiscal period ended December 31, 2023, Ernst & Young LLP billed aggregate non-audit fees of $55 and $0, respectively, related to the Fund for services rendered to the Fund.

Audit Fees: Audit fees consist of fees billed and accrued for professional services rendered for the audit of our year-end financial statements and reviews of the financial statements filed with the SEC on Forms 10-K and 10-Q.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include, among other things, providing comfort letters, consents and review of documents filed with the SEC, as well as attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards

Tax Services Fees: Tax services fees consist of fees billed and accrued for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.

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

PART IV

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS.

(a)
List separately all financial statements filed

The financial statements included in this annual report on Form 10-K are listed in Item 8 and commence on page F-2.

(b)
Exhibits

3.1	Amended and Restated Declaration of Trust**
3.2	Amended and Restated Bylaws**
4.1	Form of Subscription Agreement (1)
4.2	Description of Securities**
4.3	Dividend Reinvestment Plan (2)
10.1	Amended and Restated Investment Management Agreement**
10.2	Amended and Restated Administration Agreement**
10.3	Sub-Administration Servicing Agreement*
10.4	Form of Indemnification Agreement*
10.5	Trademark License Agreement between the Fund and Comvest Credit Managers LLC*
10.6	Trademark License Agreement between the Fund and Affiliated Managers Group, Inc.*
10.7	Second Amended and Restated Expense Limitation and Reimbursement Agreement (2)
10.8	Form of Managing Dealer Agent Agreement (2)
10.9	Transfer Agent Servicing Agreement*
10.10	Custody Agreement*
10.11	Fund Accounting Servicing Agreement*
10.12	Loan and Servicing Agreement (3)
10.13	Sale and Purchase Agreement (3)
10.14	Form of Distribution and Servicing Plan (2)
10.15	Form of Transfer Agent Servicing Agreement (2)
14.1	Code of Ethics**
19.1	Insider Trading Policy (4)
21.1	Subsidiaries**
24.1	Powers of Attorney (5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended**
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

(1) Previously filed as an exhibit to the Fund’s Registration Statement on Form N-2 (File No. 333-282845), filed on November 22, 2024 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Fund’s Registration Statement on Form N-2 (File No. 333-282845), filed on October 25, 2024 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Fund’s Current Report on Form 8-K (File No. 814-01669), filed on July 18, 2024 and incorporated herein by reference.

(4) Incorporated herein by reference to Exhibit 14.1.

(5) Previously filed as an exhibit to the Fund’s Annual Report on Form 10-K (File No. 814-01669), filed on March 27, 2024 and incorporated herein by reference.

* Previously filed as an exhibit to the Fund’s Registration Statement on Form 10 (File No. 000-56588), filed on October 23, 2023 and incorporated herein by reference.

** Filed herewith.

*** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2025.

AMG Comvest Senior Lending Fund

By:	/s/ Robert O’Sullivan
Robert O’Sullivan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

BY:	/s/ ROBERT O’SULLIVAN	Chief Executive Officer and Trustee and Chairman of the Board of Trustees (Principal Executive Officer)	March 20, 2025
Robert O’Sullivan

BY:	/s/ CECILIO M. RODRIGUEZ	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2025
Cecilio M. Rodriguez

BY:	/s/ ERIC RAKOWSKI*	Trustee	March 20, 2025
Eric Rakowski

By:	/s/ PETER MACEWEN*	Trustee	March 20, 2025
Peter MacEwen

BY:	/s/ DAVID LAMBERT*	Trustee	March 20, 2025
David Lambert

*By:	/s/ CECILIO M. RODRIGUEZ
Cecilio M. Rodriguez
As attorney-in-fact

* Pursuant to power of attorney filed herewith.