Form 10-Q
period 2025-03-31
AMG Comvest Senior Lending Fund
filed 2025-05-13
CIK 1987221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

There were 11,897,476 issued and outstanding shares of the registrant’s Class I common shares of beneficial interest, $0.001 par value per share, on May 13, 2025.

AMG Comvest Senior Lending Fund

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands, except share and per share data)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $546,906 and $397,743, respectively)	$549,335	$399,268
Cash and cash equivalents	19,640	20,393
Restricted cash	3,865	2,492
Receivables:
Receivable for paydowns of investments	90	36
Interest receivable	5,137	3,193
Due from affiliates (Note 4)	268	—
Prepaid expenses and other assets	1,579	2,084
Total Assets	$579,914	$427,466

Liabilities
Secured Loan Facility (net of deferred financing costs of $3,322 and $722, respectively)	$259,778	$159,378
Secured Borrowing	30,702	63,237
Payables:
Payable for investments purchased	9,893	—
Dividend distributions payable	2,136	—
Management fee payable, net (Note 4)	837	505
Deferred tax liability	33	25
Interest payable	1,495	1,273
Incentive fee payable	1,114	634
Due to affiliates (Note 4)	—	271
Accrued professional fees	617	340
Accrued organizational and offering costs	232	232
Accrued administrative expenses	168	101
Accrued expenses	429	200
Total Liabilities	$307,434	$226,196

Commitments and contingencies (Note 5)

Net Assets
Class I shares, $0.001 par value; unlimited authorized; 10,715,270 and 7,945,702 shares issued and outstanding, respectively	$11	$8
Additional paid-in capital	269,950	199,800
Total distributable earnings (accumulated deficit)	2,519	1,462
Total Net Assets	$272,480	$201,270
Total Liabilities and Net Assets	$579,914	$427,466
Net Asset Value Per Share	$25.43	$25.33

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$12,410	$733
Fee income	196	14
Total Investment Income	12,606	747
Expenses:
Management fees	837	87
Incentive fees	924	81
Administrative expenses	168	17
Interest expense	4,098	—
Professional fees	331	623
Trustees’ fees	53	41
Organizational and offering expenses	436	110
Other general expenses	209	82
Total Expenses	7,056	1,041
Less: Fee waivers (Note 4)	—	(185)
Less: Expense reimbursement (Note 4)	(267)	(755)
Net expenses	6,789	101
Net Investment Income (Loss)	5,817	646

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	904	(106)
Net change in deferred tax liability	(8)	—
Total net change in unrealized gains (losses)	896	(106)
Total realized and unrealized gains (losses)	896	(106)
Net Increase (Decrease) in Net Assets Resulting from Operations	$6,713	$540

Per Share Data:
Basic and diluted net investment income/(loss) per share	$0.54	$0.57
Basic and diluted net increase/(decrease) in net assets resulting from operations per share	$0.63	$0.49
Weighted Average Shares Outstanding - Basic and Diluted	10,684,405	1,125,074

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$5,817	$646
Net change in unrealized gains (losses) on investments	896	(106)
Net Increase (Decrease) in Net Assets Resulting from Operations	6,713	540

Net Increase (Decrease) in Net Assets Resulting from Shareholder Distributions	(5,656)	(594)

Increase in Net Assets Resulting from Capital Share Transactions
Proceeds of issuance of common shares	70,150	14,000
Reinvestment of distributions	3	—
Proceeds from issuance of shares	70,153	14,000

Total Increase (Decrease) in Net Assets	71,210	13,946
Net Assets, Beginning of Period	201,270	27,513
Net Assets, End of Period	$272,480	$41,459

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$6,713	$540
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized gains (losses) (net of deferred tax liability)	(896)	106
Net accretion of discount and payment in-kind interest on investments	(607)	(28)
Purchases of portfolio investments	(153,097)	(7,332)
Sales or repayments of portfolio investments	4,486	264
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,944)	124
Increase in due from affiliates	(268)	(327)
Decrease in prepaid expenses and other assets	505	76
Increase in payable for investments purchased	9,893	—
Increase in dividend distributions payable	2,136	—
Increase in management fees payable	332	—
Increase in interest payable	222	—
Increase in incentive fee payable, net	480	—
Decrease in due to affiliates	(271)	—
Increase in accrued professional fees	277	581
Decrease in accrued administrative expenses	67	—
Increase in accrued expenses	230	82
Net cash provided by (used in) operating activities	(131,742)	(5,914)
Cash Flows provided by (used in) Financing Activities:
Borrowings on Secured Loan Facility	157,000	—
Repayments on Secured Loan Facility	(54,000)	—
Proceeds from Secured Borrowing	35,434	—
Repayments on Secured Borrowing	(67,969)	—
Deferred financing costs paid	(2,600)	—
Distributions paid in cash	(5,653)	(594)
Proceeds from issuance of shares	70,150	14,000
Net cash provided by (used in) financing activities	132,362	13,406
Net increase (decrease) in cash and cash equivalents	620	7,492
Cash and cash equivalents and restricted cash, beginning of period	22,885	8,511
Cash and cash equivalents and restricted cash, end of period	$23,505	$16,003

Supplemental and Non-Cash Information:
Interest paid during the period	$3,876	$—
Reinvestment of distributions during the period	$3	$—
PIK Income	$199	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

March 31, 2025

(Unaudited)

Portfolio Company (3)(6)(9)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments (5)
First Lien Senior Secured
Allbridge, LLC - Delayed Draw Term Loan (4)	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.05%	6/5/2030	$-	$(1)	$-	0.0%
Allbridge, LLC - Revolving Credit Line (4)	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.05%	6/5/2030	-	(2)	-	0.0%
Allbridge, LLC - Term Loan (14)	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.05%	6/5/2030	1,777	1,757	1,775	0.7%
Armanino Advisory LLC - Delayed Draw Term Loan (4)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	10.27%	10/18/2029	-	(26)	(17)	0.0%
Armanino Advisory LLC - Revolving Credit Line (4)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	10.32%	10/18/2029	960	925	949	0.3%
Armanino Advisory LLC - Term Loan	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	10.27%	10/18/2029	13,408	13,166	13,328	4.9%
Batteries Plus Holding Corporation - Revolving Credit Line (4)(7)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	11.17%	6/27/2028	14	13	14	0.0%
Batteries Plus Holding Corporation - Term Loan (7)(14)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	11.17%	6/27/2028	475	471	475	0.2%
BHP Management Holdings, LLC - Delayed Draw Term Loan (7)(14)	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.95%	10/27/2028	725	721	725	0.3%
BHP Management Holdings, LLC - Term Loan (7)(14)	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.95%	10/27/2028	1,256	1,250	1,256	0.5%
Billhighway, LLC - Delayed Draw Term Loan (4)(7)	Software & Services	SOFR + 6.75% (1.00% floor)	11.17%	2/8/2029	61	59	60	0.0%
Billhighway, LLC - Revolving Credit Line (4)(7)	Software & Services	SOFR + 6.75% (1.00% floor)	11.17%	2/8/2029	-	(1)	-	0.0%
Billhighway, LLC - Term Loan (7)	Software & Services	SOFR + 6.75% (1.00% floor)	11.17%	2/8/2029	960	949	960	0.4%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan A (7)(14)	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	10.70%	1/31/2029	488	480	483	0.2%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan B (4)(7)(14)	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	10.70%	1/31/2029	16	9	11	0.0%
Cardiology Management Holdings, LLC - Term Loan (7)(14)	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	10.70%	1/31/2029	692	681	685	0.3%
CheckedUp, Inc - Delayed Draw Term Loan (7)(14)	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.92%	10/20/2027	245	243	245	0.1%
CheckedUp, Inc - Revolving Credit Line (4)(7)	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.92%	10/20/2027	101	100	101	0.0%
CheckedUp, Inc - Term Loan (7)(14)	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.92%	10/20/2027	873	870	872	0.3%
Complete Paper Inc. - Term Loan	Materials	SOFR + 5.00% (0.75% floor)	9.30%	2/4/2031	20,000	19,710	19,700	7.2%
CRA Funding 1, LLC - Term Loan	Financial Services	SOFR + 4.75% (2.00% floor)	9.07%	3/16/2029	26,952	26,684	26,683	9.8%
CrossLink Professional Tax Solutions, LLC - Revolving Credit Line (4)	Software & Services	SOFR + 5.50% (1.00% floor)	9.82%	6/30/2028	-	(15)	(12)	0.0%
CrossLink Professional Tax Solutions, LLC - Term Loan	Software & Services	SOFR + 5.50% (1.00% floor)	9.82%	6/30/2028	10,808	10,689	10,711	3.9%

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2025

(Unaudited)

Portfolio Company (3)(6)(9)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments (5)
First Lien Senior Secured
D4C Dental Brands, Inc. - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 4.50% (3.00% floor)	8.82%	11/27/2029	$-	$(18)	$(10)	0.0%
D4C Dental Brands, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 4.50% (3.00% floor)	8.82%	11/27/2029	19,780	19,595	19,681	7.2%
Diesco Industries Ltd. - Term Loan (1)(6)	Food, Beverage & Tobacco	SOFR + 6.00% (1.00% floor)	10.33%	12/31/2029	25,397	25,041	25,169	9.2%
Discovery SL Management, LLC - Delayed Draw Term Loan A (14)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.81%	3/18/2030	357	356	356	0.1%
Discovery SL Management, LLC - Delayed Draw Term Loan B (4)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.81%	3/18/2030	150	142	142	0.1%
Discovery SL Management, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.81%	3/18/2030	-	(3)	(1)	0.0%
Discovery SL Management, LLC - Term Loan (14)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.81%	3/18/2030	2,137	2,116	2,126	0.8%
DMA Holding Company - Revolving Credit Line (4)	Software & Services	SOFR + 7.00% (1.00% floor)	11.42%	7/19/2028	33	31	28	0.0%
DMA Holding Company - Term Loan	Software & Services	SOFR + 7.00% (1.00% floor)	11.42%	7/19/2028	1,049	1,030	1,005	0.4%
Drive Assurance Corporation - Delayed Draw Term Loan (1)(4)	Insurance	SOFR + 7.00% (2.00% floor)	11.32%	7/10/2030	-	(1)	-	0.0%
Drive Assurance Corporation - Term Loan (1)(14)	Insurance	SOFR + 7.00% (2.00% floor)	11.32%	7/10/2030	4,593	4,553	4,593	1.7%
Ensemble Music Schools LLC - Delayed Draw Term Loan A (4)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.83%	3/28/2030	-	(28)	(57)	0.0%
Ensemble Music Schools LLC - Delayed Draw Term Loan B (4)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.83%	3/28/2030	-	(32)	(63)	0.0%
Ensemble Music Schools LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.83%	3/28/2030	-	(21)	(21)	0.0%
Ensemble Music Schools LLC - Term Loan	Consumer Services	SOFR + 5.50% (1.00% floor)	9.83%	3/28/2030	9,135	8,998	8,998	3.3%
Firebirds Buyer, LLC - Delayed Draw Term Loan (7)	Consumer Services	SOFR + 6.25% (2.00% floor)	10.67%	3/22/2028	38	37	38	0.0%
Firebirds Buyer, LLC - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 6.25% (2.00% floor)	10.67%	3/22/2028	-	-	-	0.0%
Firebirds Buyer, LLC - Term Loan (7)(14)	Consumer Services	SOFR + 6.25% (2.00% floor)	10.67%	3/22/2028	615	611	615	0.2%
FloWorks International, LLC - Delayed Draw Term Loan (4)	Capital Goods	SOFR + 4.75% (0.75% floor)	9.07%	11/26/2031	-	(11)	(14)	0.0%
FloWorks International, LLC - Term Loan	Capital Goods	SOFR + 4.75% (0.75% floor)	9.07%	11/26/2031	19,273	19,089	19,157	7.0%
HAH Group Holding Company, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.00%	9.32%	9/24/2031	9,975	9,836	9,501	3.5%

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2025

(Unaudited)

Portfolio Company (3)(6)(9)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments (5)
First Lien Senior Secured
Handgards, LLC - Term Loan	Consumer Discretionary Distribution & Retail	SOFR + 5.00% (1.00% floor)	9.30%	4/10/2031	$21,682	$21,578	$21,574	7.9%
Hasa Acquisition, LLC - Delayed Draw Term Loan (4)(7)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.81%	1/10/2029	-	(3)	(1)	0.0%
Hasa Acquisition, LLC - Revolving Credit Line (4)(7)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.81%	1/10/2029	50	47	49	0.0%
Hasa Acquisition, LLC - Term Loan (7)(14)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.81%	1/10/2029	1,397	1,372	1,385	0.5%
Hometown Food Company - Term Loan	Consumer Staples Distribution & Retail	SOFR + 4.50% (1.00% floor)	8.92%	8/16/2029	14,318	14,222	14,289	5.2%
Hornblower Sub LLC - Revolving Credit Line	Transportation	SOFR + 5.50% (1.00% floor)	9.81%	7/3/2029	453	449	453	0.2%
Hornblower Sub LLC - Term Loan (14)	Transportation	SOFR + 5.50% (1.00% floor)	9.81%	7/3/2029	2,877	2,852	2,877	1.1%
Integrity Marketing Acquisition, LLC - Delayed Draw Term Loan (4)	Financial Services	SOFR + 5.00% (0.75% floor)	9.31%	8/25/2028	-	(2)	-	0.0%
Integrity Marketing Acquisition, LLC - Revolving Credit Line (4)	Financial Services	SOFR + 5.00% (0.75% floor)	9.31%	8/25/2028	-	(1)	-	0.0%
Integrity Marketing Acquisition, LLC - Term Loan	Financial Services	SOFR + 5.00% (0.75% floor)	9.31%	8/25/2028	17,047	17,030	17,047	6.3%
KCK Ltd - Revolving Credit Line (1)(6)	Financial Services	SOFR + 5.40%	9.85%	9/27/2027	9,403	9,364	9,402	3.5%
KCK Ltd - Term Loan (1)(6)(15)	Financial Services	SOFR + 5.40%	9.85%	9/27/2027	11,753	11,708	11,753	4.3%
Kemper Sports Management, LLC - Delayed Draw Term Loan (7)(14)	Consumer Services	SOFR + 5.00% (1.00% floor)	9.42%	10/11/2029	440	437	440	0.2%
Kemper Sports Management, LLC - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 5.00% (1.00% floor)	9.42%	10/11/2029	-	(1)	-	0.0%
Kemper Sports Management, LLC - Term Loan (7)(14)	Consumer Services	SOFR + 5.00% (1.00% floor)	9.42%	10/11/2029	1,813	1,802	1,813	0.7%
M2S Group Intermediate Holdings Inc - Term Loan (14)	Materials	SOFR + 4.75% (0.50% floor)	9.05%	8/25/2031	10,591	9,894	10,277	3.8%
Military Retail Solutions, LLC - Delayed Draw Term Loan (4)(7)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.57%	6/28/2029	-	(13)	(6)	0.0%
Military Retail Solutions, LLC - Revolving Credit Line (4)(7)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.57%	6/28/2029	202	189	199	0.1%
Military Retail Solutions, LLC - Term Loan (7)(15)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.57%	6/28/2029	13,080	12,852	13,028	4.8%
National Debt Relief, LLC - Delayed Draw Term Loan (7)(14)	Financial Services	SOFR + 6.50% (2.50% floor)	10.94%	2/7/2028	598	595	598	0.2%
National Debt Relief, LLC - Revolving Credit Line (7)	Financial Services	SOFR + 6.50% (2.50% floor)	10.94%	2/7/2028	120	119	120	0.0%
National Debt Relief, LLC - Term Loan (7)(14)	Financial Services	SOFR + 6.50% (2.50% floor)	10.94%	2/7/2028	718	714	718	0.3%

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2025

(Unaudited)

Portfolio Company (3)(6)(9)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments (5)
First Lien Senior Secured
Nuclear Care Partners Holdings, Inc. - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	9.07%	10/1/2030	$-	$(22)	$(16)	0.0%
Nuclear Care Partners Holdings, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	9.07%	10/1/2030	7,438	7,335	7,364	2.7%
Obra CICS Finance, LLC - Term Loan (1)	Insurance	SOFR + 4.25% (3.00% floor)	8.57%	12/31/2030	23,571	23,485	23,570	8.7%
OL Texas Restaurants, LLC - Delayed Draw Term Loan (4)(7)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.32%	8/29/2029	-	(2)	-	0.0%
OL Texas Restaurants, LLC - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.32%	8/29/2029	-	(1)	-	0.0%
OL Texas Restaurants, LLC - Term Loan (14)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.32%	8/29/2029	1,435	1,429	1,435	0.5%
OmniMax International, LLC - Delayed Draw Term Loan	Capital Goods	SOFR + 5.75% (1.00% floor)	10.06%	12/6/2030	5,116	5,015	5,045	1.9%
OmniMax International, LLC - Term Loan	Capital Goods	SOFR + 5.75% (1.00% floor)	10.03%	12/6/2030	16,566	16,251	16,334	6.0%
OpCo Borrower, LLC - Term Loan (14)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	10.05%	4/26/2029	7,141	7,021	7,141	2.6%
Pansophic Learning US, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.08%	5/15/2029	990	966	979	0.4%
Pansophic Learning US, LLC - Revolving Credit Line	Consumer Services	SOFR + 5.75% (1.00% floor)	10.07%	5/15/2029	997	979	990	0.4%
Pansophic Learning US, LLC - Term Loan (14)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.07%	5/15/2029	11,906	11,676	11,822	4.3%
PDDS Holdco, Inc. - Delayed Draw Term Loan (4)	Software & Services	SOFR + 7.50% (0.75% floor)	11.95%	7/18/2028	33	33	33	0.0%
PDDS Holdco, Inc. - Term Loan	Software & Services	SOFR + 7.50% (0.75% floor)	11.95%	7/18/2028	229	225	225	0.1%
Pediatric Home Respiratory Services, LLC - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 5.50% (0.75% floor)	9.78%	12/23/2030	-	(5)	-	0.0%
Pediatric Home Respiratory Services, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 5.50% (0.75% floor)	9.78%	12/23/2030	170	165	170	0.1%
Pediatric Home Respiratory Services, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.50% (0.75% floor)	9.78%	12/23/2030	9,794	9,750	9,794	3.6%
Periscope Cybermaxx Buyer, Inc - Delayed Draw Term Loan (4)	Software & Services	SOFR + 5.25% (1.00% floor)	9.57%	11/5/2029	80	66	58	0.0%
Periscope Cybermaxx Buyer, Inc - Revolving Credit Line (4)	Software & Services	SOFR + 5.25% (1.00% floor)	9.57%	11/5/2029	-	(9)	(8)	0.0%
Periscope Cybermaxx Buyer, Inc - Term Loan	Software & Services	SOFR + 5.25% (1.00% floor)	9.57%	11/5/2029	7,565	7,462	7,482	2.7%

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2025

(Unaudited)

Portfolio Company (3)(6)(9)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments (5)
First Lien Senior Secured
Petvet Care Centers, LLC - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 6.00% (0.75% floor)	10.32%	11/15/2030	$-	$(13)	$(25)	0.0%
Petvet Care Centers, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 6.00% (0.75% floor)	10.32%	11/15/2030	-	(29)	(25)	0.0%
Petvet Care Centers, LLC - Term Loan	Health Care Equipment & Services	SOFR + 6.00% (0.75% floor)	10.32%	11/15/2030	13,390	13,168	13,202	4.8%
Priority Holdings, LLC - Term Loan (14)	Financial Services	SOFR + 4.75% (0.50% floor)	9.07%	5/16/2031	8,294	8,282	8,294	3.0%
Project Pathfinder Borrower, LLC - Revolving Credit Line (4)	Software & Services	SOFR + 5.00% (1.00% floor)	9.29%	1/22/2032	-	(19)	(20)	0.0%
Project Pathfinder Borrower, LLC - Term Loan	Software & Services	SOFR + 5.00% (1.00% floor)	9.29%	1/22/2032	20,086	19,893	19,885	7.3%
Rails International, LLC - Revolving Credit Line (4)	Consumer Discretionary Distribution & Retail	SOFR + 6.25% (2.00% floor)	10.57%	12/20/2029	703	658	661	0.2%
Rails International, LLC - Term Loan	Consumer Discretionary Distribution & Retail	SOFR + 6.25% (2.00% floor)	10.57%	12/20/2029	13,039	12,794	12,804	4.7%
Restaurant Holding Company, LLC - Term Loan (6)(7)(14)	Consumer Services	SOFR + 6.25% (1.00% floor)	10.69%	2/25/2028	2,019	2,013	2,019	0.7%
Rialto Management Group, LLC - Revolving Credit Line (4)	Financial Services	SOFR + 5.00% (0.75% floor)	9.32%	12/5/2030	-	(6)	(2)	0.0%
Rialto Management Group, LLC - Term Loan	Financial Services	SOFR + 5.00% (0.75% floor)	9.32%	12/5/2030	18,907	18,730	18,850	6.9%
Salt US Holdco, LLC - Delayed Draw Term Loan (4)	Transportation	SOFR + 5.73% (1.00% floor)	10.05%	7/31/2029	131	129	129	0.0%
Salt US Holdco, LLC - Term Loan (14)	Transportation	SOFR + 5.73% (1.00% floor)	10.03%	7/31/2029	1,994	1,976	1,990	0.7%
Seatex Merger Sub, LLC - Delayed Draw Term Loan (4)	Materials	SOFR + 5.75% (1.00% floor)	10.04%	10/22/2029	-	(20)	(17)	0.0%
Seatex Merger Sub, LLC - Revolving Credit Line (4)	Materials	SOFR + 5.75% (1.00% floor)	10.04%	10/22/2029	143	123	134	0.0%
Seatex Merger Sub, LLC - Term Loan	Materials	SOFR + 5.75% (1.00% floor)	10.04%	10/22/2029	7,825	7,716	7,778	2.9%
Select Rehabilitation, LLC - Term Loan (14)(18)	Health Care Equipment & Services	SOFR + 8.50% (1.00% floor)	12.92%	10/19/2027	1,913	1,851	1,408	0.5%
Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Loan (4)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.55%	3/20/2030	-	(13)	-	0.0%
Senior Support Holdings (Franchise) Acquisition, Inc. - Term Loan (14)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.55%	3/20/2030	3,510	3,451	3,510	1.3%
Solidcore Topco, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 5.75% (1.50% floor)	10.05%	11/4/2030	-	(30)	-	0.0%
Solidcore Topco, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.75% (1.50% floor)	10.05%	11/4/2030	-	(30)	-	0.0%
Solidcore Topco, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.50% floor)	10.05%	11/4/2030	16,219	15,916	16,219	6.0%

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2025

(Unaudited)

Portfolio Company (3)(6)(9)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments (5)
First Lien Senior Secured
Spartan CP, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.07%	6/28/2029	$1,417	$1,393	$1,417	0.5%
Spartan CP, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.07%	6/28/2029	-	(10)	-	0.0%
Spartan CP, LLC - Term Loan (14)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.07%	6/28/2029	4,520	4,441	4,520	1.7%
Sportime Clubs, LLC - Delayed Draw Term Loan A (4)	Consumer Services	SOFR + 6.50% (1.00% floor)	10.82%	10/17/2029	-	(66)	(43)	0.0%
Sportime Clubs, LLC - Delayed Draw Term Loan B (4)	Consumer Services	FIXED 18.00%	18.00%	10/17/2029	121	122	81	0.0%
Sportime Clubs, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 6.50% (1.00% floor)	10.82%	10/17/2029	-	(5)	(4)	0.0%
Sportime Clubs, LLC - Term Loan A	Consumer Services	SOFR + 6.50% (1.00% floor)	10.82%	10/17/2029	6,776	6,652	6,695	2.5%
Sportime Clubs, LLC - Term Loan B	Consumer Services	FIXED 18.00%	18.00%	10/17/2029	1,443	1,403	1,411	0.5%
Total Fleet Buyer, LLC - Revolving Credit Line (4)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.95%	7/15/2030	-	(18)	-	0.0%
Total Fleet Buyer, LLC - Term Loan (14)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.95%	7/15/2030	5,648	5,558	5,648	2.1%
U.S. Anesthesia Partners, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 7.50% (0.50% floor)	11.94%	10/1/2029	7,426	6,536	6,654	2.4%
Univista Intermediate Holdco LLC - Term Loan A	Insurance	SOFR + 3.85% (1.50% floor)	8.17%	1/10/2031	4,795	4,762	4,714	1.7%
Univista Intermediate Holdco LLC - Term Loan B	Insurance	SOFR + 5.25% (1.50% floor)	9.57%	1/10/2031	7,837	7,747	7,665	2.8%
WildBrain Ltd. - Revolving Credit Line (1)(4)(6)	Media & Entertainment	SOFR + 6.00% (1.00% floor)	10.29%	7/23/2029	95	62	95	0.0%
WildBrain Ltd. - Term Loan (1)(6)(14)	Media & Entertainment	SOFR + 6.00% (1.00% floor)	10.29%	7/23/2029	17,537	17,224	17,537	6.4%
XDimensional Technologies, Inc. - Delayed Draw Term Loan (7)	Software & Services	SOFR + 5.00% (2.00% floor) + 3.00% PIK	12.42%	12/24/2025	12	12	12	0.0%
XDimensional Technologies, Inc. - Revolving Credit Line (4)(7)	Software & Services	SOFR + 5.00% (2.00% floor) + 3.00% PIK	12.42%	12/24/2025	-	-	(2)	0.0%
XDimensional Technologies, Inc. - Term Loan (7)	Software & Services	SOFR + 5.00% (2.00% floor) + 3.00% PIK	12.42%	12/24/2025	887	881	857	0.3%
Total First Lien Senior Secured					538,603	530,310	532,731	195.6%

Second Lien Senior Secured
GRAM ABF Vision Holdings, L.P. - Promissory Note	Insurance	FIXED 15.00%	15.00%	1/10/2031	646	627	560	0.2%
Mitchell International, Inc. - Term Loan	Software & Services	SOFR + 5.25% (0.50% floor)	9.57%	6/17/2032	10,080	9,893	9,841	3.6%
Total Second Lien Senior Secured					10,726	10,520	10,401	3.8%
Total Debt Investments					$549,329	$540,830	$543,132	199.4%

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2025

(Unaudited)

Portfolio Company (3)(6)(9)	Industry	Spread Above Index	Interest Rate	Acquisition Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Equity Investments
Private Companies
Armanio Advisory LLC - Class A Units (8)(10)	Commercial & Professional Services	NA		10/18/2024	384	$385	$402	0.1%
CyberMaxx Holdings, LLC - Class A Common Units (11)	Software & Services	NA		11/4/2024	90,374	-	22	0.0%
CyberMaxx (Class A-1 Preferred Units)	Software & Services	NA	8.00%	11/4/2024	344	355	355	0.1%
iCreditWorks Inc. - Series D Preferred Stock	Financial Services	NA	17.50%	12/27/2024	28,542	4,998	4,905	1.8%
Senior Support Holdings, LP - Class A-1 Units (8)(12)	Health Care Equipment & Services	NA		3/20/2024	338	338	380	0.1%
Senior Support Holdings, LP - Class B Units (8)(12)	Health Care Equipment & Services	NA		3/20/2024	338	-	67	0.0%
Total Private Companies						6,076	6,131	2.1%
Total Equity Investments						$6,076	$6,131	2.1%

Warrants (13)
GRAM ABF Vision Holdings, L.P.	Insurance	NA		1/10/2025	47	$-	$72	0.0%
iCreditWorks Inc.	Financial Services	NA		12/27/2024	11,372	-	-	0.0%
Total Warrants						-	72	0.0%
Total Investments						$546,906	$549,335	201.5%

Cash Equivalents
First American Government Obligations Fund - X Class (16)	Cash Equivalents	NA	5.05%		19,627	19,627	19,627	7.2%
Cash Equivalents Total						19,627	19,627	7.2%
Investments and Cash Equivalents Total						$566,533	$568,962	208.7%
Other Assets in Excess of Liabilities (17)							$(296,482)	(108.7)%
Net Assets							$272,480	100.0%
(1)
The investment is not a qualifying asset, under Section 55(a) of the Investment Company Act of 1940. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of March 31, 2025, 15.88% of the Fund's total assets are represented by investments at fair value that are considered non-qualifying assets.
(2)
Percentages are based on net assets as of March 31, 2025.
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

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2025

(Unaudited)

(5)
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, semiannually, or annually. For each, the Fund has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of March 31, 2025, the reference rates for the Fund's variable rate loans were the 1 month SOFR at 4.32%, the 3 month SOFR at 4.29%, and the 6 month SOFR at 4.19%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
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
(8)
Investment is held by AMG Comvest Senior Lending Blocker MF SPV, LLC, a wholly-owned subsidiary of AMG Comvest Senior Lending Fund.
(9)
The Fund updated certain descriptions of its portfolio companies presented in the consolidated financial statements as of March 31, 2025 to align with the legal issuer name, where applicable. These updates had no impact on the Consolidated Statements of Assets and Liabilities as of March 31, 2025.
(10)
This security is restricted and not available for resale. On October 18, 2023, the Fund purchased Armanino Advisory LLC – Delayed Draw Term Loan, Armanino Advisory LLC – Revolving Credit Line and Armanino Advisory LLC – Term Loan. These investments are offered by the same issuer as the Private Companies and are not restricted to resale.
(11)
This security is restricted and not available for resale. On November 4, 2024, the Fund purchased Periscope Cybermaxx Buyer, Inc – Delayed Draw Term Loan, Periscope Cybermaxx Buyer, Inc – Revolving Credit Line and Periscope Cybermaxx Buyer, Inc –Term Loan. These investments are offered by the same issuer as the Private Companies and are not restricted to resale.
(12)
This security is restricted and not available for resale. On March 20, 2024, the Fund purchased Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Loan and Senior Support Holdings (Franchise) Acquisition, Inc. – Term Loan. These investments are offered by the same issuer as the Private Companies and are not restricted to resale.
(13)
This security is restricted and not available for resale.
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
(17)
Included in the total is an amount of $3,865 held for collateral to meet requirements associated with the Secured Loan Facility. Please refer to Note 6.
(18)
Investment is on non-accrual status.

PIK - Payment-in-kind

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2025

(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2025.

Industry(1)	Investments and Cash Equivalents at Fair Value	Percentage of Fair Value
Financial Services	$98,368	17.3%
Health Care Equipment & Services	84,579	14.9%
Consumer Services	59,304	10.4%
Software & Services	51,492	9.1%
Capital Goods	47,603	8.4%
Insurance	41,174	7.2%
Materials	37,872	6.7%
Consumer Discretionary Distribution & Retail	35,039	6.2%
Consumer Staples Distribution & Retail	27,510	4.8%
Food, Beverage & Tobacco	25,169	4.4%
Cash Equivalents	19,627	3.3%
Media & Entertainment	18,850	3.3%
Commercial & Professional Services	14,662	2.6%
Transportation	5,449	1.0%
Telecommunication Services	1,775	0.3%
Technology Hardware & Equipment	489	0.1%
	$568,962	100.0%

(1)
The Fund reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of March 31, 2025, to align with Global Industry Classification Standards ("GICS"), where applicable. These reclassifications had no impact on the Consolidated Statements of Assets and Liabilities as of March 31, 2025.

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

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

Portfolio Company (3)(6)(9)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured (5)
Discovery SL Management, LLC - Delayed Draw Term Loan A (14)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.88%	3/18/2030	$358	$356	$356	0.2%
Discovery SL Management, LLC - Delayed Draw Term Loan B (4)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.88%	3/18/2030	-	(8)	(9)	0.0%
Discovery SL Management, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.88%	3/18/2030	-	(3)	(2)	0.0%
Discovery SL Management, LLC - Term Loan (14)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.88%	3/18/2030	2,142	2,119	2,130	1.1%
DMA Holding Company - Revolving Credit Line (4)	Software & Services	SOFR + 7.00% (1.00% floor)	11.46%	7/19/2028	33	31	29	0.0%
DMA Holding Company - Term Loan	Software & Services	SOFR + 7.00% (1.00% floor)	11.46%	7/19/2028	1,052	1,031	1,013	0.5%
Drive Assurance Corporation - Delayed Draw Term Loan (1)(4)	Insurance	SOFR + 7.00% (2.00% floor)	11.36%	7/10/2030	-	(1)	-	0.0%
Drive Assurance Corporation - Term Loan (1)(14)	Insurance	SOFR + 7.00% (2.00% floor)	11.36%	7/10/2030	4,593	4,549	4,593	2.3%
Firebirds Buyer, LLC - Delayed Draw Term Loan (4)(7)	Consumer Services	SOFR + 6.25% (2.00% floor)	10.71%	3/22/2028	19	19	19	0.0%
Firebirds Buyer, LLC - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 6.25% (2.00% floor)	8.96%	3/22/2028	14	14	14	0.0%
Firebirds Buyer, LLC - Term Loan (7)(14)	Consumer Services	SOFR + 6.25% (2.00% floor)	10.71%	3/22/2028	617	612	617	0.3%
FloWorks International, LLC - Delayed Draw Term Loan (4)	Capital Goods	SOFR + 4.75% (0.75% floor)	9.27%	11/26/2031	-	(12)	(24)	0.0%
FloWorks International, LLC - Term Loan	Capital Goods	SOFR + 4.75% (0.75% floor)	9.27%	11/26/2031	19,273	19,081	19,080	9.5%
HAH Group Holding Company, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.00%	9.36%	9/24/2031	10,000	9,853	9,919	4.9%
Hasa Acquisition, LLC - Delayed Draw Term Loan (4)(7)	Capital Goods	SOFR + 4.50% (1.00% floor)	9.07%	1/10/2029	-	(3)	(2)	0.0%
Hasa Acquisition, LLC - Revolving Credit Line (4)(7)	Capital Goods	SOFR + 4.50% (1.00% floor)	9.07%	1/10/2029	-	(3)	(2)	0.0%
Hasa Acquisition, LLC - Term Loan (7)(14)	Capital Goods	SOFR + 4.50% (1.00% floor)	9.07%	1/10/2029	1,400	1,374	1,386	0.7%
Hometown Food Company - Term Loan	Consumer Staples Distribution & Retail	SOFR + 4.50% (1.00% floor)	9.05%	8/16/2029	14,659	14,551	14,600	7.3%
Hornblower Sub LLC - Revolving Credit Line (4)	Transportation	SOFR + 5.50% (0.50% floor)	10.02%	7/3/2029	226	222	225	0.1%
Hornblower Sub LLC - Term Loan (14)	Transportation	SOFR + 5.50% (1.00% floor)	10.11%	7/3/2029	2,885	2,857	2,876	1.4%
KCK Ltd - Revolving Credit Line (1)	Financial Services	SOFR + 5.40%	9.88%	9/27/2027	9,403	9,360	9,374	4.7%
KCK Ltd - Term Loan (1)(15)	Financial Services	SOFR + 5.40%	9.88%	9/27/2027	11,753	11,702	11,718	5.8%
Kemper Sports Management, LLC - Delayed Draw Term Loan (7)(14)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.71%	10/11/2029	440	437	440	0.2%
Kemper Sports Management, LLC - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.71%	10/11/2029	-	(1)	-	0.0%
Kemper Sports Management, LLC - Term Loan (7)(14)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.71%	10/11/2029	1,813	1,802	1,813	0.9%
M2S Group Intermediate Holdings Inc - Term Loan (14)	Capital Goods	SOFR + 4.75% (0.50% floor)	9.09%	8/25/2031	10,591	9,874	10,305	5.1%

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

Portfolio Company (3)(6)(9)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured (5)
Military Retail Solutions, LLC - Delayed Draw Term Loan (4)(7)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.61%	6/28/2029	$-	$(14)	$(12)	0.0%
Military Retail Solutions, LLC - Revolving Credit Line (4)(7)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.61%	6/28/2029	-	(14)	(6)	0.0%
Military Retail Solutions, LLC - Term Loan (7)(15)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.61%	6/28/2029	13,113	12,869	13,008	6.5%
National Debt Relief, LLC - Delayed Draw Term Loan (7)(14)	Financial Services	SOFR + 6.50% (2.50% floor)	10.97%	2/7/2028	598	594	594	0.3%
National Debt Relief, LLC - Revolving Credit Line (7)	Financial Services	SOFR + 6.50% (2.50% floor)	10.97%	2/7/2028	120	119	119	0.1%
National Debt Relief, LLC - Term Loan (7)(14)	Financial Services	SOFR + 6.50% (2.50% floor)	10.97%	2/7/2028	718	713	713	0.4%
Nuclear Care Partners Holdings, Inc. - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	9.30%	10/1/2030	-	(23)	(18)	0.0%
Nuclear Care Partners Holdings, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	9.30%	10/1/2030	7,438	7,329	7,356	3.7%
Obra CICS Finance, LLC - Term Loan (1)	Insurance	SOFR + 4.25% (3.00% floor); SOFR + 4.25% (3.00% floor)	8.61%	12/31/2030	23,571	23,479	23,479	11.7%
OL Texas Restaurants, LLC - Delayed Draw Term Loan (4)(7)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.53%	8/29/2029	-	(2)	-	0.0%
OL Texas Restaurants, LLC - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.53%	8/29/2029	-	(1)	-	0.0%
OL Texas Restaurants, LLC - Term Loan (14)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.53%	8/29/2029	1,435	1,428	1,435	0.7%
OmniMax International, LLC - Delayed Draw Term Loan (4)	Capital Goods	SOFR + 5.75% (1.00% floor)	10.03%	12/6/2030	-	(51)	(102)	-0.1%
OmniMax International, LLC - Term Loan	Capital Goods	SOFR + 5.75% (1.00% floor)	10.03%	12/6/2030	16,566	16,237	16,234	8.1%
OpCo Borrower, LLC - Term Loan (14)	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	10.62%	4/26/2029	7,332	7,200	7,295	3.6%
Pansophic Learning US, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.37%	5/15/2029	992	967	974	0.5%
Pansophic Learning US, LLC - Revolving Credit Line	Consumer Services	SOFR + 5.75% (1.00% floor)	10.26%	5/15/2029	997	978	985	0.5%
Pansophic Learning US, LLC - Term Loan (14)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.15%	5/15/2029	11,935	11,690	11,792	5.9%
PDDS Holdco, Inc. - Delayed Draw Term Loan (4)	Software & Services	SOFR + 7.50% (0.75% floor)	11.98%	7/18/2028	32	31	32	0.0%
PDDS Holdco, Inc. - Term Loan	Software & Services	SOFR + 7.50% (0.75% floor)	11.98%	7/18/2028	229	224	225	0.1%
Pediatric Home Respiratory Services, LLC - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 5.50% (0.75% floor)	9.78%	12/23/2030	-	(5)	(10)	0.0%
Pediatric Home Respiratory Services, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 5.50% (0.75% floor)	9.78%	12/23/2030	170	165	165	0.1%
Pediatric Home Respiratory Services, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.50% (0.75% floor)	9.78%	12/23/2030	9,794	9,745	9,745	4.8%

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

Portfolio Company (3)(6)(9)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured (5)
Periscope Cybermaxx Buyer, Inc - Delayed Draw Term Loan (4)	Software & Services	SOFR + 5.50% (1.00% floor)	9.86%	11/5/2029	$32	$17	$1	0.0%
Periscope Cybermaxx Buyer, Inc - Revolving Credit Line (4)	Software & Services	SOFR + 5.50% (1.00% floor)	9.86%	11/5/2029	-	(10)	(10)	0.0%
Periscope Cybermaxx Buyer, Inc - Term Loan	Software & Services	SOFR + 5.50% (1.00% floor)	9.86%	11/5/2029	7,565	7,454	7,452	3.7%
Petvet Care Centers, LLC - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 6.00% (0.75% floor)	10.36%	11/15/2030	-	(13)	(31)	0.0%
Petvet Care Centers, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 6.00% (0.75% floor)	10.36%	11/15/2030	-	(31)	(31)	0.0%
Petvet Care Centers, LLC - Term Loan	Health Care Equipment & Services	SOFR + 6.00% (0.75% floor)	10.36%	11/15/2030	13,424	13,189	13,189	6.6%
Priority Holdings, LLC - Term Loan (14)	Financial Services	SOFR + 4.75% (0.50% floor)	9.11%	5/16/2031	8,383	8,369	8,383	4.2%
Rails International, LLC - Revolving Credit Line (4)	Consumer Durables & Apparel	SOFR + 6.25% (2.00% floor)	10.62%	12/20/2029	-	(47)	(47)	0.0%
Rails International, LLC - Term Loan	Consumer Durables & Apparel	SOFR + 6.25% (2.00% floor)	10.62%	12/20/2029	13,039	12,779	12,778	6.3%
Restaurant Holding Company, LLC - Delayed Draw Term Loan (4)(7)	Consumer Services	SOFR + 6.25% (1.00% floor)	10.72%	2/25/2028	-	(1)	-	0.0%
Restaurant Holding Company, LLC - Term Loan (7)(14)	Consumer Services	SOFR + 6.25% (1.00% floor)	10.72%	2/25/2028	2,033	2,025	2,033	1.0%
Rialto Management Group, LLC - Revolving Credit Line (4)	Financial Services	SOFR + 5.00% (0.75% floor)	9.53%	12/5/2030	-	(7)	(7)	0.0%
Rialto Management Group, LLC - Term Loan	Financial Services	SOFR + 5.00% (0.75% floor)	9.53%	12/5/2030	19,333	19,140	19,140	9.5%
Salt US Holdco, LLC - Delayed Draw Term Loan (4)	Transportation	SOFR + 5.73% (1.00% floor)	10.06%	7/31/2029	48	46	41	0.0%
Salt US Holdco, LLC - Term Loan (14)	Transportation	SOFR + 5.73% (1.00% floor)	10.08%	7/31/2029	1,999	1,980	1,979	1.0%
Seatex Merger Sub, LLC - Delayed Draw Term Loan (4)	Capital Goods	SOFR + 5.75% (1.00% floor)	10.38%	10/22/2029	-	(21)	(43)	0.0%
Seatex Merger Sub, LLC - Revolving Credit Line (4)	Capital Goods	SOFR + 5.75% (1.00% floor)	10.34%	10/22/2029	285	265	264	0.1%
Seatex Merger Sub, LLC - Term Loan	Capital Goods	SOFR + 5.75% (1.00% floor)	10.38%	10/22/2029	7,844	7,729	7,727	3.8%
Select Rehabilitation, LLC - Term Loan (14)(19)	Health Care Equipment & Services	SOFR + 8.50% (1.00% floor)	12.96%	10/19/2027	1,918	1,918	1,483	0.7%
Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Loan (4)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.60%	3/20/2030	-	(13)	-	0.0%
Senior Support Holdings (Franchise) Acquisition, Inc. - Term Loan (14)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.60%	3/20/2030	3,519	3,456	3,519	1.7%
Solidcore Topco, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 5.75% (1.50% floor)	10.31%	11/4/2030	-	(32)	(19)	0.0%
Solidcore Topco, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.75% (1.50% floor)	10.31%	11/4/2030	-	(32)	(10)	0.0%
Solidcore Topco, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.50% floor)	10.31%	11/4/2030	16,219	15,901	16,122	8.0%
Spartan CP, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.11%	6/28/2029	1,110	1,085	1,110	0.6%
Spartan CP, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.11%	6/28/2029	-	(7)	-	0.0%
Spartan CP, LLC - Term Loan (14)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.11%	6/28/2029	4,531	4,447	4,531	2.3%

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

Portfolio Company (3)(6)(9)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured (5)
Splash Car Wash, Inc - Delayed Draw Term Loan (4)(7)	Consumer Discretionary Distribution & Retail	SOFR + 6.50% (1.00% floor) + 1.00% PIK	12.26%	6/30/2026	$12	$11	$12	0.0%
Splash Car Wash, Inc - Revolving Credit Line (7)	Consumer Discretionary Distribution & Retail	SOFR + 6.50% (1.00% floor) + 1.00% PIK	12.14%	6/30/2026	14	14	14	0.0%
Splash Car Wash, Inc - Term Loan (7)(14)	Consumer Discretionary Distribution & Retail	SOFR + 6.50% (1.00% floor) + 1.00% PIK	12.09%	6/30/2026	328	324	328	0.2%
Sportime Clubs, LLC - Delayed Draw Term Loan A (4)	Consumer Services	SOFR + 6.50% (1.00% floor)	10.86%	10/17/2029	-	(69)	(72)	0.0%
Sportime Clubs, LLC - Delayed Draw Term Loan B (4)(18)	Consumer Services	FIXED 18.00%	18.00%	10/17/2029	54	54	-	0.0%
Sportime Clubs, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 6.50% (1.00% floor)	10.86%	10/17/2029	-	(6)	(6)	0.0%
Sportime Clubs, LLC - Term Loan A	Consumer Services	SOFR + 6.50% (1.00% floor)	10.86%	10/17/2029	6,845	6,712	6,708	3.3%
Sportime Clubs, LLC - Term Loan B	Consumer Services	FIXED 18.00%	18.00%	10/17/2029	1,443	1,400	1,401	0.7%
Total Fleet Buyer, LLC - Revolving Credit Line (4)	Commercial & Professional Services	SOFR + 4.50% (1.00% floor)	8.95%	7/15/2030	-	(19)	-	0.0%
Total Fleet Buyer, LLC - Term Loan (14)	Commercial & Professional Services	SOFR + 4.50% (1.00% floor)	8.95%	7/15/2030	5,662	5,568	5,662	2.8%
WildBrain Ltd. - Revolving Credit Line (1)(4)	Media & Entertainment	SOFR + 6.00% (1.00% floor)	10.64%	7/23/2029	285	251	285	0.1%
WildBrain Ltd. - Term Loan (1)(14)	Media & Entertainment	SOFR + 6.00% (1.00% floor)	10.63%	7/23/2029	17,750	17,415	17,750	8.8%
XDimensional Technologies, Inc. - Delayed Draw Term Loan (7)	Software & Services	SOFR + 5.00% (2.00% floor) + 3.00% PIK	12.46%	12/24/2025	12	12	12	0.0%
XDimensional Technologies, Inc. - Revolving Credit Line (4)(7)	Software & Services	SOFR + 7.50% (2.00% floor)	12.46%	12/24/2025	-	(1)	(2)	0.0%
XDimensional Technologies, Inc. - Term Loan (7)	Software & Services	SOFR + 5.00% (2.00% floor) + 3.00% PIK	12.46%	12/24/2025	880	871	846	0.4%
Total First Lien Senior Secured					398,214	391,776	393,203	195.3%
Total Debt Investments					$398,214	$391,776	$393,203	195.3%

Equity Investments				Acquisition Date
Private Companies
Armanio Advisory LLC - Class A Units (8)(10)	Commercial & Professional Services	NA		10/18/2024	384	$385	$392	0.2%
CyberMaxx Holdings, LLC - Class A Common Units (11)	Software & Services	NA		11/4/2024	90,374	-	-	0.0%
CyberMaxx Holdings, LLC - Class A-1 Preferred Units (11)	Software & Services	NA		11/4/2024	344	344	347	0.2%

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

Portfolio Company (3)(6)(9)	Industry	Spread Above Index	Interest Rate	Acquisition Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Equity Investments
Private Companies
iCreditWorks Inc. - Series D Preferred Stock (13)	Software & Services	FIXED 10.00% + 7.50% PIK	0.00%	12/27/2024	5,000,000	$4,900	$4,900	2.4%
Senior Support Holdings, LP - Class A-1 Units (8)(12)	Health Care Equipment & Services	NA		3/20/2024	338	338	369	0.2%
Senior Support Holdings, LP - Class B Units (8)(12)	Health Care Equipment & Services	NA		3/20/2024	338	-	57	0.0%
Total Private Companies						5,967	6,065	3.0%
Total Equity Investments						$5,967	$6,065	3.0%

Warrants (13)
iCreditWorks Inc.	Software & Services	NA		12/27/2024	11,372	-	-	0.0%
Total Warrants						-	-	0.0%
Total Investments						$397,743	$399,268	198.3%

Cash Equivalents
First American Government Obligations Fund - X Class (16)	Cash Equivalents	NA	5.05%		9,471	9,471	9,471	4.7%
Cash Equivalents Total						9,471	9,471	4.7%
Investments and Cash Equivalents Total						$407,214	$408,739	203.0%
Other Assets in Excess of Liabilities (17)							$(207,469)	(103.0)%
Net Assets							$201,270	100.0%
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
(5)
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, semiannually, or annually. For each, the Fund has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of December 31, 2024, the reference rates for the Fund's variable rate loans were the 1 month SOFR at 4.33%, the 3 month SOFR at 4.31%, and the 6 month SOFR at 4.25%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
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

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2024.

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

March 31, 2025

(Unaudited)

Note 1— Organization and Business Purpose

Organization

AMG Comvest Senior Lending Fund (the "Fund") is a Delaware statutory trust. The Fund was formed as a limited partnership on June 28, 2023, under the laws of the state of Delaware. The Fund was initially formed with the name Comvest Credit Partners BDC Fund, L.P., which changed to AMG Comvest Senior Lending Fund on October 23, 2023. The Fund is a diversified, closed-end management investment company that, on October 24, 2023, elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act") and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

The Fund is managed by Comvest Credit Managers, LLC (the "Investment Adviser"), a Delaware limited liability company. The Investment Adviser is an affiliate of Comvest Capital Advisors LLC and Comvest Credit Advisors LLC (collectively, "Comvest Partners") and Affiliated Managers Group ("AMG"). The Investment Adviser is registered as an investment adviser with the Securities and Exchange Commission ("SEC") under the Investment Advisers Act of 1940, as amended.

The Fund commenced operations on September 29, 2023 ("Inception Date"), and commenced investment operations on October 18, 2023.

On March 11, 2024, the Fund established AMG Comvest Senior Lending Blocker MF SPV, LLC ("Subsidiary I"), a wholly-owned subsidiary and Delaware limited liability company to hold equity securities of portfolio companies organized as a pass-through entity while continuing to satisfy the requirements of a RIC under the Code. Subsidiary I has filed an election to be treated as a corporation for tax purposes.

On April 15, 2024, the Fund established AMG Comvest Senior Lending Fund LLI SPV, LLC ("Subsidiary II"), a wholly-owned financing subsidiary and Delaware limited liability company, for the purpose of holding pledged investments as collateral under a Secured Loan Facility (as defined below). Subsidiary II is a disregarded entity for tax purposes.

On May 30, 2024, the Fund established AMG Comvest SLF California, LLC ("Subsidiary III", collectively with Subsidiary I and Subsidiary II, the "Subsidiaries"), a wholly-owned subsidiary and Delaware limited liability company, which has been established to acquire investments in the state of California, as required by California law. Subsidiary III is a disregarded entity for tax purposes.

On December 13, 2024, the Fund received a notice of effectiveness related to the Fund’s N-2 Registration Statement, on the basis of which the Fund will publicly offer on a continuous basis up to $2.0 billion of common shares of the Fund pursuant to the Securities Act of 1933, as amended (the "Securities Act") (the "Public Offering"). The Fund has established Class I shares, Class S shares, Class F shares, and Class D shares. Currently, the Fund offers only Class I shares. Prior to December 13, 2024, the Fund offered its common shares pursuant to the terms set forth in the Fund’s Confidential Private Placement Memorandum and subscription agreements that it entered into with investors in connection with its private offering of common shares (the "Private Offering"). The common shares in the Private Offering were sold under the exemption provided by Section 4(a)(2) of the Securities Act, only to investors that are "accredited investors" in accordance with Rule 506 of Regulation D promulgated under the Securities Act, and other exemptions of similar import in the laws of the states and jurisdictions where the Private Offering was made. All common shares issued under the Private Offering are now classified as Class I shares.

Business Purpose

The Fund’s investment objective is to generate current income and capital appreciation. The Fund's primary focus is to provide risk-adjusted returns and current income to investors by investing primarily in middle-market companies with earnings before interest, taxes, depreciation, and amortization ("EBITDA") generally between $10 million and $100 million within a wide range of industries, although the Fund intends to focus on industries in which the Investment Adviser and its affiliates have investing experience and access to operating resources, including but not limited to healthcare, financial services, business & technology services, industrials, consumer products, and franchisors/retail.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The Fund’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and include the accounts of the Subsidiaries. The Fund is an investment company and accordingly applies specific accounting and financial reporting requirements under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services – Investments Companies.

The Fund’s consolidated interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, the Fund’s consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. The consolidated interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Fund’s Form 10-K for the year ended December 31, 2024, as filed with the SEC.

All intercompany balances and transactions between the Fund and the Subsidiaries have been eliminated.

The Fund reclassified certain industry groupings of its portfolio companies presented in the accompanying consolidated financial statements as of March 31, 2025, to align with the recently updated GICS, where applicable. These reclassifications had no impact on the Consolidated Statements of Assets and Liabilities as of March 31, 2025.

The Fund updated certain descriptions of its portfolio companies presented in the consolidated financial statements as of March 31, 2025, to align with the legal issuer name, where applicable. These updates had no impact on the Consolidated Statements of Assets and Liabilities as of March 31, 2025.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these consolidated financial statements. Actual results could differ from those estimates.

Valuation of Portfolio Investments

The Investment Adviser applies fair value accounting in accordance with GAAP and valuation policies and procedures (the "Valuation Policy") adopted by the Fund’s Board of Trustees (the "Board"). Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Fund’s Consolidated Statements of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Fund’s Consolidated Statements of Operations as "Net change in unrealized gains (losses) of investments".

The Investment Adviser values the Fund’s portfolio investments in accordance with the Valuation Policy and the 1940 Act. For purposes of the 1940 Act, the Board has designated the Investment Adviser as the Fund’s valuation designee (the "Valuation Designee") under Rule 2a-5 under the 1940 Act ("Rule 2a-5"). The Board provides oversight of the Investment Adviser’s monthly good faith fair value determinations of the Fund’s portfolio investments, including investments that are not publicly traded and those whose market prices are not readily available.

One or more independent valuation firms (each a "Valuation Agent") are engaged to independently value the Fund's investments, in consultation with the Investment Adviser. The Fund's valuation procedures, which are the procedures that are followed by such Valuation Agent are set forth in more detail below:

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

a) Bond quotes are obtained through independent pricing services. Internal reviews are performed by the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, and/or the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and if so, the quote is used. In the event that the Investment Adviser, with the assistance of the Valuation Agent, determines that the bonds quotes are not readily available or otherwise not determinable pursuant to the Fund’s valuation procedures, or not reliable, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and

b) For investments other than bonds, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, and/or the Investment Adviser, look at the number of quotes readily available and perform the following:

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

Investment Classification

The Fund classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "control" is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, "Affiliated Investments" are defined as those investments in companies in which the Fund owns 5% or more of the voting securities. Consistent with the 1940 Act, "Non-affiliated Investments" are defined as investments that are neither control investments nor Affiliated Investments. As of March 31, 2025 and December 31, 2024, the Fund did not "control" and was not an "affiliated person" of any of its portfolio companies, each as defined in the 1940 Act.

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

The Fund considers all highly liquid investments that can be converted to cash, or having a maturity date, within three months, when acquired, to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Fund held cash equivalents in the form of money market fund shares held in First American Government Obligations Fund, X Class. The fair value of cash and cash equivalents as of March 31, 2025 and December 31, 2024, were $19,640 and $20,393, respectively, representing 7.2% and 10.1%, respectively, of the Fund’s net assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC Topic 820, Fair Value Measurements and Disclosure ("ASC 820"), as inputs in the valuation are observable.

Organizational Expenses and Offering Costs

The Fund bore the organizational expenses and will bear offering costs incurred in connection with its formation of and the offering of its common shares of beneficial interest, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. Additionally, the Fund bore the organizational expenses and offering costs incurred in connection with the formation of AMG Comvest Senior Lending Feeder Fund LLC ("Feeder Fund I") and AMG Comvest Senior Lending Feeder Fund II LLC ("Feeder Fund II").

Organizational expenses are expensed as incurred, while offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of investment operations or effectiveness of the Public Offering. As of March 31, 2025 and December 31, 2024, unamortized offering costs of $1,149 and $1,585, respectively, were deferred and are reflected in the Consolidated Statements of Assets and Liabilities as part of prepaid expenses and other assets. For the three months ended March 31, 2025 and the year ended December 31, 2024, the Fund expensed organizational and offering costs in the amount of $436 and $784 respectively.

Deferred Financing Costs

Financing costs incurred in connection with the Fund's credit facilities are capitalized and amortized into expenses using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 6—Borrowings.

Revenue Recognition

Interest Income

Interest income, including amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount ("OID") and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Fund may have loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when deemed by the issuer.

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

Income Taxes

The Fund has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify and be subject to tax as a RIC, among other things, the Fund is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its shareholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Fund intends to make the required distributions to its shareholders to maintain its ability to be taxed as a RIC each year, which will generally relieve the Fund from U.S. federal income taxes with respect to all income distributed to its shareholders. The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are "more-likely-than-not" to be sustained by the applicable tax authority. Tax positions not deemed to meet the "more-likely-than-not" threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.

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

Subsidiary I filed an election with the Internal Revenue Service to be treated as a corporation for tax purposes and is subject to U.S. federal and state income taxes. The consolidated financial statements include Subsidiary I, for which a provision for corporate income taxes has been recorded. Deferred income tax is computed by applying the federal statutory income tax rate of 21% and estimated applicable state tax statutory rates (net of federal tax benefit) to unrealized gains/(losses) on investments before taxes. For the three months ended March 31, 2025, Subsidiary I recorded $8 as a deferred tax expense and deferred tax liability. As of December 31, 2024 and for the year then ended, Subsidiary I recorded $25 as a deferred tax expense and deferred tax liability.

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

The Fund operates through a single operating and reporting segment with an investment objective to generate current income and capital appreciation primarily by investing in middle-market companies. The chief operating decision maker (the "CODM") is comprised of the Fund’s chief executive officer, chief financial officer and chief accounting officer. The CODM assesses the performance and makes operating decisions for the Fund primarily based on the Fund’s change in net assets resulting from operations. In addition to other factors and metrics, the CODM utilizes the Fund’s net assets, total return, and ratios of net and gross expenses to average net assets as a key metric in reviewing the performance of the Fund. As the Fund’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statement of Assets and Liabilities as "Total Assets" and the significant segment expenses are listed on the Consolidated Statement of Operations.

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
•
Level 3—Unobservable inputs that reflect the Fund’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but are instead derived from particular valuation techniques.

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

The following table presents fair value measurements of investments and cash equivalents, by major class, as of March 31, 2025, according to the fair value hierarchy.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$532,731	$532,731
Second Lien Senior Secured	—	—	10,401	10,401
Equity	—	—	6,131	6,131
Warrants	—	—	72	72
Cash Equivalents	19,627	—	—	19,627
Total	$19,627	$—	$549,335	$568,962

The following table presents fair value measurements of investments and cash equivalents, by major class, as of December 31, 2024, according to the fair value hierarchy.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$393,203	$393,203
Equity	—	—	6,065	6,065
Warrants	—	—	—	—
Cash Equivalents	9,471	—	—	9,471
Total	$9,471	$—	$399,268	$408,739

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2025.

	First Lien Senior Secured	Second Lien Senior Secured	Equity	Warrants	Total
Balance as of December 31, 2024	$393,203	$—	$6,065	$—	$399,268
Purchases and other adjustments to cost	142,665	10,520	110	—	153,295
Sales and repayments	(4,541)	—	—	—	(4,541)
Net change in unrealized gains (losses) on investments	995	(119)	(44)	72	904
Net accretion of discount on investments	409	—	—	—	409
Balance as of March 31, 2025	$532,731	$10,401	$6,131	$72	$549,335
Net change in unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Fund at the end of the period:	$1,000	$(119)	$(41)	$72	$912

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2024.

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2023	$18,281	$—	$18,281
Purchases and other adjustments to cost	7,002	338	7,340
Sales and repayments	(268)	—	(268)
Net realized gains	—	—	—
Net change in unrealized gains/(losses) on investments	(106)	—	(106)
Net accretion of discount on investments	20	—	20
Balance as of March 31, 2024	$24,929	$338	$25,267
Net change in unrealized gains/(losses) for the period relating to those Level 3 assets that were still held by the Fund at the end of the period:	$(106)	$—	$(106)

For the three months ended March 31, 2025 and 2024, there were no transfers between levels of the fair value hierarchy.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of March 31, 2025. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range						Impact to
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum		Maximum		Weighted Average (a)		Valuation from an Increase in Input (b)
First Lien Senior Secured	$467,711	Discounted Cash Flow	Discount Rate	4.6%		20.4%		9.6%		Decrease
Second Lien Senior Secured	560	Discounted Cash Flow	Discount Rate	19.0%		19.0%		19.0%		Decrease
Equity	4,905	Discounted Cash Flow	Discount Rate	19.6%		19.6%		19.6%		Decrease
First Lien Senior Secured	1,408	Market Comparables	EBITDA Multiple	6.8	x	7.8	x	7.3	x	Increase
Equity	849	Market Comparables	EBITDA Multiple	11.0	x	15.8	x	13.5	x	Increase
Warrant	72	Market Comparables	EBITDA Multiple	11.5	x	12.5	x	12.0	x	Increase
Equity	377	Market Comparables	Revenue Multiple	3.2	x	4.2	x	3.7	x	Increase
First Lien Senior Secured	28,072	Broker Quote	Broker Quote	N/A		N/A		N/A		Increase
Second Lien Senior Secured	9,841	Broker Quote	Broker Quote	N/A		N/A		N/A		Increase
First Lien Senior Secured	35,540	Recent Transaction Price	Recent Transaction Price	N/A		N/A		N/A		Increase
Total	$549,335
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

There were no significant changes in valuation approach or technique as of March 31, 2025 and December 31, 2024.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

As of March 31, 2025, the Fund had one portfolio company on a non-accrual status. As of December 31, 2024, the Fund had one portfolio company on a non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies for additional details regarding the Fund's non-accrual policy.

The following table shows the amortized cost and fair value of the Fund's performing and non-accrual investments as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
Portfolio Company	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Performing	$545,055	$547,927	$395,825	$397,785
Non-accrual	1,851	1,408	1,918	1,483
Total	$546,906	$549,335	$397,743	$399,268

For a discussion of the fair value measurement of the Fund's borrowings, refer to Note 6—Borrowings.

Note 4—Related Party Transactions

Investment Management Agreement

The Fund entered into an investment advisory agreement (the "Investment Management Agreement") with the Investment Adviser in which the Investment Adviser, subject to the overall supervision of the Board, manages the day-to-day operations of, and provides investment advisory and management services to the Fund. Under the terms of the Investment Management Agreement, the Fund will pay the Investment Adviser an annual base management fee ("Management Fee") and incentive management fee (the "Incentive Fee").

Management Fee

The Management Fee will be calculated and payable quarterly in arrears at an annual rate of 1.25% of net assets as of the beginning of the first calendar day of the applicable quarter. The Management Fee will be appropriately adjusted for any share issuances or repurchases during the applicable quarter.

For the three months ended March 31, 2025, the Fund incurred $836.6 in Management Fees under the Investment Management Agreement. The Investment Adviser did not waive any Management Fees during the three months ended March 31, 2025. Any fees waived under the Investment Management Agreement are not subject to future reimbursement to the Investment Adviser pursuant to the second amended and restated expense limitation and reimbursement agreement (the "Second Amended and Restated Expense Limitation and Reimbursement Agreement").

For the three months ended March 31, 2024, the Fund incurred $87.0 in Management Fees under the Investment Management Agreement. The Investment Adviser has chosen to voluntarily waive $87.0 of Management Fees earned in accordance with the Investment Management Agreement for the three months ended March 31, 2024, which is reflected in the Statement of Operations as a part of fee waivers. Any fees waived under the Investment Management Agreement are not subject to future reimbursement to the Investment Adviser pursuant to the Expense Limitation and Reimbursement Agreement.

Incentive Fee

The Incentive Fee consists of two components that are independent of each other. A portion of the Incentive Fee is based on a percentage of the Fund’s income and a portion is based on a percentage of the Fund’s capital gains, each as described below:

The first part is calculated and payable quarterly in arrears on the Fund’s Pre-Incentive Fee Net Investment Income Returns. For this purpose, Pre-Incentive Fee Net Investment Income Returns means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by Investment Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity), accrued during the month, minus the Fund’s operating expenses for the month (including the Management Fee, taxes, any expenses payable under the Investment Management Agreement and Administration Agreement (as defined below), any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and shareholder servicing and /or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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
•
100% of Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). This portion of the Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) is referred to as the "catch-up." The "catch-up" is meant to provide the Investment Adviser with approximately 12.5% of the Fund’s Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and

•
12.5% of the amount of Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are paid to the Investment Adviser.

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

For the three months ended March 31, 2025, the Fund incurred $810.8 in Incentive Fees related to the Pre-Incentive Fee Net Investment Income Returns and accrued $113.0 in Incentive Fees related to the capital gains incentive fee under the Investment Management Agreement. The Investment Adviser did not waive any Incentive Fees during the three months ended March 31, 2025. Any fees waived under the Investment Management Agreement are not subject to future reimbursement to the Investment Adviser pursuant to the Expense Limitation and Reimbursement Agreement.

For the three months ended March 31, 2024, the Fund incurred $81.0 in Incentive Fees related to the Pre-Incentive Fee Net Investment Income Returns under the Investment Management Agreement. The Investment Adviser has chosen to voluntarily waive $81.0 of Incentive Fees earned in accordance with the Investment Management Agreement for the three months ended March 31, 2024. Any fees waived under the Investment Management Agreement are not subject to future reimbursement to the Investment Adviser pursuant to the Expense Limitation and Reimbursement Agreement.

Administration Agreement

The Fund entered into an administration agreement (the "Administration Agreement") with AMG Funds LLC, a Delaware limited liability company and wholly-owned subsidiary of AMG (the "Administrator"), under which the Administrator performs or oversees the performance of certain administrative services for the Fund. Effective December 13, 2024, the Fund pays the Administrator a fee (the "Administration Fee") at the rate of 0.25% per annum of the Fund’s net assets as of the beginning of the first calendar day of the applicable month, adjusted for any share issuances or repurchases during the applicable month. The Administration Fee is calculated and payable monthly in arrears. Prior to December 13, 2024, the Fund paid the Administration Fee at the rate of 0.25% per annum of Fund's net assets as of the beginning of the first calendar day of the applicable quarter, adjusted for any share issuances or repurchases during the applicable quarter. Prior to December 13, 2024, the Administration Fee was calculated and payable quarterly in arrears.

For the three months ended March 31, 2025, the Fund incurred $167.6 in Administration Fees under the Administration Agreement. The Administrator did not waive any Administration Fees during the three months ended March 31, 2025. Any fees waived under the Administration Agreement are not subject to future reimbursement to the Administrator pursuant to the Expense Limitation and Reimbursement Agreement.

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

Managing Dealer Agreement

The Fund entered into a managing dealer agreement (the "Managing Dealer Agreement") with AMG Distributors, Inc. (the "Managing Dealer"), an affiliate of the Investment Adviser, Administrator, and AMG, pursuant to which the Managing Dealer agreed to, among other things, manage the Fund's relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of shares, which the Fund refers to as "participating brokers," and financial advisors. The Managing Dealer also coordinates the Fund's marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, the Fund's investment strategies, material aspects of the Fund's operations and subscription procedures.

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

Second Amended and Restated Expense Limitation and Reimbursement Agreement

The Fund entered into a Second Amended and Restated Expense Limitation and Reimbursement Agreement with the Investment Adviser and the Administrator on October 25, 2024, which will terminate on May 1, 2026, unless renewed by mutual agreement of the Investment Adviser, the Administrator, and the Fund, or unless otherwise terminated by the Fund’s Board upon at least thirty (30) days written notice to the Investment Adviser and the Administrator. Pursuant to the Second Amended and Restated Expense Limitation and Reimbursement Agreement, the Investment Adviser and the Administrator are obligated to pay, absorb or reimburse all of the Fund's operating costs and expenses incurred, including, but not limited to organization and offering costs and legal, administration, accounting, printing, mailing, subscription processing and filing fees and expenses, as determined in accordance with GAAP ("Operating Expenses") (x) above 1.25% of the value of the Fund’s quarterly net assets as of the beginning of the first calendar day of the applicable quarter adjusted for any share issuances or repurchases during the applicable quarter during the period of time that the Fund operates as a privately offered, non-traded BDC and (y) above 1.25% of the value of the Fund’s monthly net assets as of the beginning of the first calendar day of the applicable month adjusted for any share issuances or repurchases during the applicable month during the period of time that the Fund operates as a publicly-offered, non-traded BDC (each such payment, absorption or reimbursement, a "Required Expense Payment"). Any Required Expense Payment must be paid by the Investment Adviser and the Administrator in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Investment Adviser, the Administrator, or their affiliates.

For the three months ended March 31, 2025 and for the year ended December 31, 2024, the Fund was reimbursed $267 and $2,770, respectively by the Investment Adviser and the Administrator. As of March 31, 2025 and December 31, 2024, the Fund owed the Investment Adviser and the Administrator $0 and $271, respectively, in recoupment, which is reflected in the Consolidated Statement of Assets and Liabilities under "Due to affiliates". As of March 31, 2025, the Investment Adviser and the Administrator owed the Fund $268 in expense reimbursement, which is reflected in the Consolidated Statements of Assets and Liabilities under "Due from affiliates". At March 31, 2025, the Fund's expiration of reimbursements subject to recoupment was as follows:

Expiration Period
Less than 1 year	$—
1-2 years	727
2-3 years	2,941
Total	$3,668

SEC Exemptive Relief

As a BDC, the Fund is subject to certain regulatory restrictions in making its investments. The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On August 2, 2021, the SEC granted Commonwealth Credit Partners BDC I, Inc., an affiliate of Comvest Partners, an exemptive relief order (the "Co-Investment Order") that allows it and the Fund to enter into certain negotiated co-investment transactions alongside other funds managed by the Investment Adviser or its affiliates in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with conditions. Pursuant to the Co-Investment Order, the Fund is permitted to co-invest with its affiliates if, among other things, a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Fund’s independent trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Fund and the Fund’s shareholders and do not involve overreaching in respect of the Fund or the Fund’s shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Fund’s shareholders and is consistent with the Fund’s investment objective and strategies.

On March 14, 2025, the SEC issued an order (the "Multi-Class Order") granting the Fund’s application for exemptive relief from Sections 18(a)(2), 18(c), 18(i) and 61(a) under the 1940 Act. Under the terms of the Multi-Class Order, the Fund is permitted to offer multiple classes of its Common Shares with varying sales loads and asset-based distribution and/or service fees. For the three months ended March 31, 2025, the Fund did not issue any Common Shares through the new classes resulting from the Multi-Class Order.

Note 5—Commitments and Contingencies

Commitments

In the ordinary course of business, the Fund may enter into future funding commitments. As of March 31, 2025, the Fund had unfunded commitments on delayed draw term loans and revolving credit lines of $40,200 and $24,300, respectively. As of December 31, 2024, the Fund had unfunded commitments on delayed draw term loans and revolving credit lines of $36,229 and $21,573, respectively. The Fund maintains sufficient cash, uncalled commitments, and borrowing capacity on hand to satisfy such unfunded commitments.

As of March 31, 2025, the Fund’s unfunded commitments consisted of the following.

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Allbridge, LLC	First Lien Senior Secured	Delayed Draw Loan	$166
Allbridge, LLC	First Lien Senior Secured	Revolving Credit Line	166
Armanino Advisory LLC	First Lien Senior Secured	Delayed Draw Loan	2,880
Armanino Advisory LLC	First Lien Senior Secured	Revolving Credit Line	960
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	49
Billhighway, LLC	First Lien Senior Secured	Delayed Draw Loan	99
Billhighway, LLC	First Lien Senior Secured	Revolving Credit Line	80
Cardiology Management Holdings, LLC	First Lien Senior Secured	Delayed Draw Loan	461
CheckedUp, Inc	First Lien Senior Secured	Revolving Credit Line	83
CrossLink Professional Tax Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	1,348
D4C Dental Brands, Inc.	First Lien Senior Secured	Revolving Credit Line	1,902
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Loan	1,349
Discovery SL Management, LLC	First Lien Senior Secured	Revolving Credit Line	300
DMA Holding Company	First Lien Senior Secured	Revolving Credit Line	82
Drive Assurance Corporation	First Lien Senior Secured	Delayed Draw Loan	270
Ensemble Music Schools LLC	First Lien Senior Secured	Delayed Draw Loan	8,010
Ensemble Music Schools LLC	First Lien Senior Secured	Revolving Credit Line	1,405
Firebirds Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	38
FloWorks International, LLC	First Lien Senior Secured	Delayed Draw Loan	2,409
Hasa Acquisition, LLC	First Lien Senior Secured	Delayed Draw Loan	157
Hasa Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	101
Integrity Marketing Acquisition, LLC	First Lien Senior Secured	Delayed Draw Loan	1,948
Integrity Marketing Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	962
Kemper Sports Management, LLC	First Lien Senior Secured	Revolving Credit Line	163
Military Retail Solutions, LLC	First Lien Senior Secured	Delayed Draw Loan	1,515
Military Retail Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	555
Nuclear Care Partners Holdings, Inc.	First Lien Senior Secured	Revolving Credit Line	1,616
OL Texas Restaurants, LLC	First Lien Senior Secured	Delayed Draw Loan	583
OL Texas Restaurants, LLC	First Lien Senior Secured	Revolving Credit Line	233
Pansophic Learning US, LLC	First Lien Senior Secured	Delayed Draw Loan	499
PDDS Holdco, Inc.	First Lien Senior Secured	Delayed Draw Loan	2
Pediatric Home Respiratory Services, LLC	First Lien Senior Secured	Delayed Draw Loan	1,916
Pediatric Home Respiratory Services, LLC	First Lien Senior Secured	Revolving Credit Line	894
Periscope Cybermaxx Buyer, Inc	First Lien Senior Secured	Delayed Draw Loan	1,983
Periscope Cybermaxx Buyer, Inc	First Lien Senior Secured	Revolving Credit Line	688
Petvet Care Centers, LLC	First Lien Senior Secured	Delayed Draw Loan	1,769
Petvet Care Centers, LLC	First Lien Senior Secured	Revolving Credit Line	1,769
Project Pathfinder Borrower, LLC	First Lien Senior Secured	Revolving Credit Line	1,960
Rails International, LLC	First Lien Senior Secured	Revolving Credit Line	1,640
Rialto Management Group, LLC	First Lien Senior Secured	Revolving Credit Line	667
Salt US Holdco, LLC	First Lien Senior Secured	Delayed Draw Loan	537
Seatex Merger Sub, LLC	First Lien Senior Secured	Delayed Draw Loan	2,853
Seatex Merger Sub, LLC	First Lien Senior Secured	Revolving Credit Line	1,284
Senior Support Holdings (Franchise) Acquisition, Inc.	First Lien Senior Secured	Delayed Draw Loan	1,520
Solidcore Topco, LLC	First Lien Senior Secured	Delayed Draw Loan	3,244
Solidcore Topco, LLC	First Lien Senior Secured	Revolving Credit Line	1,622
Spartan CP, LLC	First Lien Senior Secured	Delayed Draw Loan	646
Spartan CP, LLC	First Lien Senior Secured	Revolving Credit Line	414
Sportime Clubs, LLC	First Lien Senior Secured	Delayed Draw Loan	5,339
Sportime Clubs, LLC	First Lien Senior Secured	Revolving Credit Line	293
Total Fleet Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,148
WildBrain Ltd.	First Lien Senior Secured	Revolving Credit Line	1,808
XDimensional Technologies, Inc.	First Lien Senior Secured	Revolving Credit Line	60
Total			$64,445

As of December 31, 2024, the Fund’s unfunded commitments consisted of the following.

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Allbridge	First Lien Senior Secured	Delayed Draw Loan	$166
Allbridge	First Lien Senior Secured	Revolving Credit Line	166
Armanino	First Lien Senior Secured	Delayed Draw Loan	2,880
Armanino	First Lien Senior Secured	Revolving Credit Line	1,920
Baker Hill	First Lien Senior Secured	Revolving Credit Line	82
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	63
Billhighway	First Lien Senior Secured	Delayed Draw Loan	99
Billhighway	First Lien Senior Secured	Revolving Credit Line	80
BKH	First Lien Senior Secured	Delayed Draw Loan	208
Cardiovascular Logistics	First Lien Senior Secured	Delayed Draw Loan	461
CheckedUp	First Lien Senior Secured	Revolving Credit Line	110
CrossLink	First Lien Senior Secured	Revolving Credit Line	1,124
D4C Dental	First Lien Senior Secured	Revolving Credit Line	1,902
Discovery SL Management	First Lien Senior Secured	Delayed Draw Loan	1,499
Discovery SL Management	First Lien Senior Secured	Revolving Credit Line	300
Firebirds	First Lien Senior Secured	Delayed Draw Loan	19
Firebirds	First Lien Senior Secured	Revolving Credit Line	24
FloWorks International	First Lien Senior Secured	Delayed Draw Loan	2,409
Global School Management	First Lien Senior Secured	Delayed Draw Loan	499
GoAuto	First Lien Senior Secured	Delayed Draw Loan	270
HASA	First Lien Senior Secured	Delayed Draw Loan	157
HASA	First Lien Senior Secured	Revolving Credit Line	151
Hornblower	First Lien Senior Secured	Revolving Credit Line	227
InXpress	First Lien Senior Secured	Delayed Draw Loan	620
Kemper Sports Management	First Lien Senior Secured	Revolving Credit Line	163
Nuclear Care	First Lien Senior Secured	Revolving Credit Line	1,616
Ojos Locos	First Lien Senior Secured	Delayed Draw Loan	583
Ojos Locos	First Lien Senior Secured	Revolving Credit Line	233
Omnimax	First Lien Senior Secured	Delayed Draw Loan	5,116
Pediatric Home Respiratory	First Lien Senior Secured	Delayed Draw Loan	1,916
Pediatric Home Respiratory	First Lien Senior Secured	Revolving Credit Line	894
Periscope Cybermaxx	First Lien Senior Secured	Delayed Draw Loan	2,032
Periscope Cybermaxx	First Lien Senior Secured	Revolving Credit Line	688
PetVet Care Centers	First Lien Senior Secured	Delayed Draw Loan	1,769
PetVet Care Centers	First Lien Senior Secured	Revolving Credit Line	1,769
Planet DDS	First Lien Senior Secured	Delayed Draw Loan	3
Pro Food Solutions	First Lien Senior Secured	Delayed Draw Loan	1,515
Pro Food Solutions	First Lien Senior Secured	Revolving Credit Line	757
Rails International	First Lien Senior Secured	Revolving Credit Line	2,342
Rialto Management	First Lien Senior Secured	Revolving Credit Line	667
SeaTex	First Lien Senior Secured	Delayed Draw Loan	2,853
SeaTex	First Lien Senior Secured	Revolving Credit Line	1,141
Senior Support Holdings	First Lien Senior Secured	Delayed Draw Loan	1,520
Solidcore Topoco	First Lien Senior Secured	Delayed Draw Loan	3,244
Solidcore Topoco	First Lien Senior Secured	Revolving Credit Line	1,622
Spartan Fitness	First Lien Senior Secured	Delayed Draw Loan	956
Spartan Fitness	First Lien Senior Secured	Revolving Credit Line	414
Splash Car Wash	First Lien Senior Secured	Delayed Draw Loan	29
Sportime Clubs- Term Loan A	First Lien Senior Secured	Delayed Draw Loan	3,608
Sportime Clubs- Term Loan B	First Lien Senior Secured	Delayed Draw Loan	1,798
Sportime Clubs	First Lien Senior Secured	Revolving Credit Line	293
Total Fleet Solutions	First Lien Senior Secured	Revolving Credit Line	1,148
WildBrain	First Lien Senior Secured	Revolving Credit Line	1,617
XDimensional Technologies	First Lien Senior Secured	Revolving Credit Line	60
Total			$57,802

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the consolidated financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedules of Investments as of March 31, 2025 and December 31, 2024. The par amount of the unfunded portfolio company commitments is not recognized by the Fund until the commitment is funded.

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

Indemnifications

In the ordinary course of its business, the Fund may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Fund. Management believes that the likelihood of such an event is remote.

Note 6—Borrowings

Secured Loan Facility

On July 16, 2024 and as amended on March 27, 2025, Subsidiary II has entered into a Loan and Servicing Agreement (as amended, the "Secured Loan Facility"), with Sumitomo Mitsui Banking Corporation, as collateral agent, administrative agent and a lender, Webster Bank, N.A., as a lender, and Western Alliance Trust Company, N.A., as account bank, collateral custodian and collateral administrator. The Secured Loan Facility provides for borrowings in U.S. dollars up to a maximum principal amount of $400 million. The maximum principal amount increased from $300 million to $400 million on March 27, 2025. Proceeds from the borrowings under the Secured Loan Facility will be used primarily to finance the purchase or origination of loans. Unless otherwise terminated, the Secured Loan Facility will mature on July 16, 2029. The interest rate on outstanding loans will be calculated by the 1-month SOFR rate plus a spread of 2.20%. Prior to March 27, 2025, the interest rate on outstanding loan was calculated by taking the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, the 1-month SOFR rate plus 1.0% or zero, plus a spread of 2.60%. Subsidiary II paid an upfront fee of $3 million that was due by March 31, 2025, and pays an administrative fee of $5 on each payment date. On March 27, 2025, Subsidiary II paid an additional upfront fee of $750 related to the amended Secured Loan Facility. On any date when the undrawn commitment is less than or equal to 50% of the aggregate commitment, the non-usage fee will be 0.50% per annum. On any date when the undrawn commitment is greater than 50% of the aggregate commitment, the non-usage fee will be 1.00% per annum.

The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings for the three months ended March 31, 2025 was 6.92%. The average daily debt outstanding for the three months ended March 31, 2025 was $186,233. The maximum debt outstanding for the three months ended March 31, 2025 was $263,100.

The following table represents borrowings as of March 31, 2025.

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Secured Loan Facility	$400,000	$263,100	$3,322	$259,778
Total	$400,000	$263,100	$3,322	$259,778

The following table represents borrowings as of December 31, 2024.

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Secured Loan Facility	$300,000	$160,100	$722	$159,378
Total	$300,000	$160,100	$722	$159,378

The following table represents interest and debt fees for the three months ended March 31, 2025.

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
Secured Loan Facility	SOFR + 2.20%	$3,159	$150	$—
Total		$3,159	$150	$—
(1)
As of March 31, 2025, the 1-month SOFR rate was 4.32%.
(2)
Amortization of deferred financing costs and other fees are included in interest expense on the Consolidated Statements of Operations.

At March 31, 2025, the carrying amount of the Fund's borrowings on the Secured Loan Facility approximated their fair value in accordance with ASC 820.

Secured Borrowing Agreement

On July 22, 2024, the Fund entered into a participation agreement (the "Participation Agreement") with Macquarie Bank Limited ("Macquarie"). The Fund will transfer investments to Macquarie for cash and repurchase the same investment on a forward settlement basis. The repurchase transaction will have a settlement date of up to 90 days. The repurchase transaction under the Participation Agreement is a type of secured borrowing, in which the Fund will retain the economics of the investment and will pay an interest charge. The amount outstanding under the Participation Agreement as of March 31, 2025 and December 31, 2024 was $30,702 and $63,237, respectively, which is reflected as "Secured borrowing" on the Consolidated Statements of Assets and Liabilities. The average amount outstanding was $41,575 and the amount of interest incurred under the Participation Agreement for the three months ended March 31, 2025, was $789.0, which equated to an effective interest rate of 5.78%. The Fund did not incur any interest expense for the three months ended March 31, 2024. Interest expense incurred under the Participation Agreement is included on the Consolidated Statements of Operations as "Interest expense".

Note 7—Capital

During the three months ended March 31, 2025 and 2024, the Fund’s capital stock activity was as follows:

Investor Commitments

As of March 31, 2025, the Fund had $270,160 in Capital Commitments, of which $0 were unfunded. As of December 31, 2024, the Fund had $200,010 in Capital Commitments, of which $0 were unfunded. As of March 31, 2024, the Fund had $50,010 in Capital Commitments, of which $8,500 were unfunded.

Share Issuances

The following table summarizes the total shares issued and net proceeds (in thousands) for the three months ended March 31, 2025.

Share Issue Date	Shares Issued	Net Proceeds Received
January 2, 2025	2,769,444	$70,150
Total Shares Issued	2,769,444	$70,150

The following table summarizes the total shares issued and net proceeds (in thousands) through the dividend reinvestment plan ("DRIP") for the three months ended March 31, 2025.

Share Issue Date	Shares Issued	Net Proceeds Received
January 31, 2025	38	$1
February 28, 2025	39	1
March 31, 2025	47	1
Total Shares Issued	124	$3

The following table summarizes the total shares issued and net proceeds (in thousands) for the three months ended March 31, 2024.

Share Issue Date	Shares Issued	Net Proceeds Received
March 28, 2024	561,122	$14,000
Total Shares Issued	561,122	$14,000

There were no shares issued through the DRIP for the three months ended March 31, 2024.

As of March 31, 2025 and December 31, 2024, Comvest Group Holdings SPV II LLC, a wholly-owned subsidiary of an affiliate of Comvest Partners, owned 409 and 409, respectively, of the Fund's Class I shares, Feeder Fund I owned 6,258,234 and 4,854,006, respectively, of the Fund's Class I shares, and Feeder Fund II owned 4,450,581 and 3,091,288, respectively, of the Fund's Class I shares.

Distributions and Dividends

Distributions paid during the three months ended March 31, 2025, totaled $5,656. Distributions paid during the three months ended March 31, 2024, totaled $594.

The following table reflects distributions declared, per share, by the Board for the three months ended March 31, 2025.

Date Declared	Record Date	Payment Date	Per Share Amount
January 29, 2025	January 30, 2025	February 21, 2025	$0.16
February 27, 2025	February 27, 2025	March 24, 2025	$0.17
March 27, 2025	March 28, 2025	April 24, 2025	$0.20

The following table reflects distributions declared, per share, by the Board for the three months ended March 31, 2024.

Date Declared	Record Date	Payment Date	Per Share Amount
March 27, 2024	March 27, 2024	March 28, 2024	$0.54

Distributions to the Fund’s shareholders are recorded on the record date as set by the Fund’s Board. The Fund intends to make distributions to its shareholders that will be sufficient to enable the Fund to qualify and maintain its status as a RIC. For the year ended December 31, 2024, the Fund distributed net investment income on a quarterly basis. Beginning in January 2025, the Fund commenced monthly distributions and intends to distribute approximately all of its net investment income no less frequently than monthly and substantially all of its taxable income on an annual basis, except that the Fund may retain certain net capital gains for reinvestment.

The Fund has adopted a DRIP whereby shareholders, at the time of completing their subscription agreement, must select whether to receive their distributions in cash or automatically reinvest such distributions in additional shares.

Note 8—Net Assets

The following table reflects the net assets activity for the three months ended March 31, 2025.

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of December 31, 2024	7,945,702	$8	$199,800	$1,462	$201,270
Issuance of shares, net of issuance costs	2,769,568	3	70,150	—	70,153
Distributions to shareholders	—	—	—	(5,656)	(5,656)
Net investment income (loss)	—	—	—	5,817	5,817
Net change in unrealized gain (loss) on investments	—	—	—	896	896
Balance as of March 31, 2025	10,715,270	$11	$269,950	$2,519	$272,480

The following table reflects the net assets activity for the three months ended March 31, 2024.

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of December 31, 2023	1,100,409	$1	$27,529	$(17)	$27,513
Issuance of shares, net of issuance costs	561,122	1	13,999	—	14,000
Distributions to shareholders	—	—	—	(594)	(594)
Net investment income (loss)	—	—	—	646	646
Net change in unrealized gain (loss) on investments	—	—	—	(106)	(106)
Balance as of March 31, 2024	1,661,531	$2	$41,528	$(71)	$41,459

Note 9—Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2025 and December 31, 2024, there were no dilutive securities. The following information sets forth the computation of the weighted average basic and diluted net change in net assets per share resulting from operations for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	2025	2024
Net increase (decrease) in net assets resulting from operations	$6,713	$540
Weighted average shares of shares outstanding - basic and diluted	10,684,405	1,125,074
Earnings (loss) per share of shares - basic and diluted	$0.63	$0.49

Note 10—Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	2025	2024
Per Share Operating Performance
Net Asset Value, Beginning of Period:	$25.33	$25.00
Results of Operations:(1)
Net Investment Income (Loss)	0.54	0.57
Net Realized and Unrealized Gain (Loss) on Investments	0.09	(0.08)
Net Increase (Decrease) in Net Assets Resulting from Operations	0.63	0.49
Distributions to Shareholders
Distributions from Net Investment Income(2)	(0.53)	(0.54)
Net Decrease in Net Assets Resulting from Distributions	(0.53)	(0.54)
Net Asset Value, End of Period	$25.43	$24.95
Shares Outstanding, End of Period	10,715,270	1,661,531
Total return(3)(4)	2.49%	1.96%
Net assets, end of period	$272,480	$41,459
Ratio/Supplemental Data
Weighted average shares outstanding	10,684,405	1,125,074
Ratio of net investment income (loss) to average net assets without waivers(5)	8.8%	(4.20%)
Ratio of net investment income (loss) to average net assets with waivers(5)	9.3%	9.24%
Ratio of total expenses to average net assets without waivers(5)	11.2%	14.89%
Ratio of total expenses to average net assets with waivers(5)	10.8%	1.44%
Asset coverage ratio(6)	193.8%	N/A
Portfolio turnover rate(4)	0.96%	1.23%

(1)
The per common share data was derived using weighted average shares outstanding.
(2)
The tax character of distributions is determined based on the total amount of taxable income for the full tax year and cannot be confirmed until after the close of the tax year. Accordingly, the tax character of the Company’s distributions as denoted herein may be re-characterized later based on taxable income for the full tax year.
(3)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the period reported.
(4)
Not annualized.
(5)
Annualized.
(6)
Asset coverage ratio is presented as of March 31, 2025 and March 31, 2024, respectively.

Note 11—Subsequent Events

The Fund has evaluated subsequent events through the filing of this Form 10-Q and has determined that no material events or transactions occurred through the issuance date of the Fund's financial statements which require additional disclosure in or adjustment of the Fund's consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in management’s discussion and analysis of financial conditions and results of operations relates to AMG Comvest Senior Lending Fund (collectively, "we", "us", "our", or the "Fund").

Forward-Looking Statements

The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q (the "Report"). Some of the statements in this Report (including in the following discussion) constitute forward-looking statements, which relate to future events, future performance, or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:

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
•
interest rate volatility; and
•
the risk factors set forth in Part I—Item 1A.—Risk Factors, contained in our annual report on Form 10-K for the year ended December 31, 2024, and in this Report.

Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Part I—Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2024, and in this Report.

We have based the forward-looking statements included in this Report on information available to us on the date of this Report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures we may make directly to you or through reports filed or to be filed with the U.S. Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

The Fund is an externally managed, diversified, closed-end management investment company that has elected to be regulated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act") and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The Fund was formed as Comvest Credit Partners BDC Fund, L.P. on June 28, 2023 as a limited partnership under the laws of the state of Delaware. The Fund changed its name to AMG Comvest Senior Lending Fund on October 23, 2023 and converted to a Delaware statutory trust by operation of law on October 24, 2023. The Fund commenced operations on September 29, 2023 ("Inception Date") and commenced investment operations on October 18, 2023.

The Fund previously offered its common shares pursuant to the terms set forth in the Fund’s Confidential Private Placement Memorandum and subscription agreements that it entered into with investors in connection with its private offering of common shares (the "Private Offering") (each, a "Subscription Agreement"). The common shares in the Private Offering were sold under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), only to investors that are "accredited investors" in accordance with Rule 506 of Regulation D promulgated under the Securities Act, and other exemptions of similar import in the laws of the states and jurisdictions where the Private Offering was made. The Fund’s final Closing under the Private Offering occurred on December 13, 2024. All common shares issued under the Private Offering are now classified as Class I shares (the "Shares").

On December 13, 2024, the Fund received a notice of effectiveness related to the Fund’s N-2 Registration Statement (the "Registration Statement"). Pursuant to the Registration Statement, the Fund intends to publicly offer on a continuous basis up to $2.0 billion of the Shares (the "Public Offering").

On March 14, 2025, the SEC issued the Fund an exemptive order ("Multi-Class Order") that permits the Fund to offer multiple classes of its Shares. Under the Multi-Class Order, the Fund may issue Class S, Class D, Class F and Class I shares.

The Fund is managed by the Investment Adviser, a Delaware limited liability company and an affiliate of Comvest Capital Advisors LLC and Comvest Credit Advisors LLC (collectively, "Comvest Partners"). The Investment Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended ("Advisers Act"). The Investment Adviser oversees the management of the Fund’s activities and is responsible for making investment decisions with respect to the Fund’s portfolio.

Our investment objective is to generate current income and capital appreciation. Our primary focus is to provide risk-adjusted returns and current income to investors by investing primarily in middle-market companies with earnings before interest, taxes, depreciation and amortization ("EBITDA") generally between $10 million and $100 million within a wide range of industries, although the Fund intends to focus on industries in which the Investment Adviser and its affiliates have investing experience and access to operating resources, including but not limited to healthcare, financial services, business & technology services, industrials, consumer products, and franchisors/retail.

On March 11, 2024, the Fund established AMG Comvest Senior Lending Blocker MF SPV, LLC ("Subsidiary I"), a wholly-owned subsidiary and Delaware limited liability company to hold equity securities of portfolio companies organized as a pass-through entity while continuing to satisfy the requirements of a RIC under the Code. Subsidiary I has filed an election to be treated as a corporation for tax purposes.

On April 15, 2024, the Fund established AMG Comvest Senior Lending Fund LLI SPV, LLC ("Subsidiary II"), a wholly-owned financing subsidiary and Delaware limited liability company, for the purpose of holding pledged investments as collateral under a Secured Loan Facility (as defined below). Subsidiary II is a disregarded entity for tax purposes.

On May 30, 2024, the Fund established AMG Comvest SLF California, LLC ("Subsidiary III", collectively with Subsidiary I and Subsidiary II, the "Subsidiaries"), a wholly-owned subsidiary and Delaware limited liability company, which has been established to acquire investments in the state of California, as required by California law. Subsidiary III is a disregarded entity for tax purposes.

Portfolio and Investment Activity

During the three months ended March 31, 2025, we made $153,097 of investments in new or existing portfolio companies and had $4,486 in aggregate amount of sales and repayments, resulting in net investments of $148,611 for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

During the three months ended March 31, 2024, we made $7,332 of investments in new or existing portfolio companies and had $268 in aggregate amount of sales and repayments, resulting in net investments of $7,064 for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at March 31, 2025 was as follows.

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	93.6%	9.5%
Second Lien Senior Secured	1.8%	0.2%
Equity	1.1%	—
Warrants	0.0%	—
Cash Equivalents	3.5%	—
Total	100.0%	9.7%

Our portfolio composition, based on fair value at December 31, 2024 was as follows.

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	96.2%	9.9%
Equity	1.5%	—%
Warrants	—%	—%
Cash Equivalents	2.3%	—%
Total	100%	9.9%

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

The weighted average risk rating of our investments based on fair value was 2.0 as of March 31, 2025. As of March 31, 2025, the Fund had one portfolio company on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies for additional details regarding the Fund’s non-accrual policy.

The following table shows the distribution of our investments on the 1 to 6 investment rating scale at fair value as of March 31, 2025.

Investment Rating (in thousands)	Cost	Percent	Fair Value	Percent
Investment Rating 1	$—	—%	$—	—%
Investment Rating 2	545,055	99.7	547,927	99.7
Investment Rating 3	—	—	—	—
Investment Rating 4	—	—	—	—
Investment Rating 5	1,851	0.3	1,408	0.3
Investment Rating 6	—	—	—	—
Total	$546,906	100.0%	$549,335	100.0%

The weighted average risk rating of our investments based on fair value was 2.0 as of December 31, 2024. As of December 31, 2024, the Fund had one portfolio company on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies for additional details regarding the Fund’s non-accrual policy.

The following table shows the distribution of our investments on the 1 to 6 investment rating scale at fair value as of December 31, 2024.

Investment Rating (in thousands)	Cost	Percent	Fair Value	Percent
Investment Rating 1	$—	—%	$—	—%
Investment Rating 2	395,825	99.5%	397,785	99.6%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	—	—%
Investment Rating 5	1,918	0.5%	1,483	0.4%
Investment Rating 6	—	—%	—	—%
Total	$397,743	100.0%	$399,268	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of the following periods.

	March 31, 2025		December 31, 2024
Portfolio Company	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Performing	$545,055	$547,927	$395,825	$397,785
Non-accrual	1,851	1,408	1,918	1,483
Total	$546,906	$549,335	$397,743	$399,268

The following table shows the weighted average rate, spread over the reference rate of floating rate and fees of investments originated during the three months ended March 31, 2025.

Weighted average rate of new investment fundings	9.41%
Weighted average spread over the reference rate of new floating rate investment fundings	5.56%
Weighted average OID fees of new investment fundings	—%

The following table shows the weighted average rate, spread over the reference rate of floating rate and fees of investments originated during the three months ended March 31, 2024.

Weighted average rate of new investment fundings	10.97%
Weighted average spread over the reference rate of new floating rate investment fundings	5.63%
Weighted average OID fees of new investment fundings	1.66%

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2025, was as follows (dollars in thousands).

For the Three Months Ended March 31, 2025
Total investment income	$12,606
Less: Net expenses	6,789
Net investment income	5,817
Net change in unrealized income (losses) on investments	896
Net increase (decrease) in net assets resulting from operations	$6,713

Our operating results for the three months ended March 31, 2024, was as follows (dollars in thousands).

For the Three Months Ended March 31, 2024
Total investment income	$747
Less: Net expenses	101
Net investment income	646
Net change in unrealized income (losses) on investments	(106)
Net increase (decrease) in net assets resulting from operations	$540

Investment Income

Investment income for the three months ended March 31, 2025, was driven by deployment of capital and interest income from our investments. The composition of our investment income was as follows (dollars in thousands).

For the Three Months Ended March 31, 2025
Interest from investments	$12,410
Fee income	196
Total investment income	$12,606

Investment income for the three months ended March 31, 2024, was driven by deployment of capital and interest income from our investments. The composition of our investment income was as follows (dollars in thousands).

For the Three Months Ended March 31, 2024
Interest from investments	$733
Fee income	14
Total investment income	$747

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2025, was as follows (dollars in thousands).

For the Three Months Ended March 31, 2025
Management fees	$837
Incentive fees	924
Administrative expenses	168
Interest expense	4,098
Professional fees	331
Trustees' fees	53
Organizational and offering expenses	436
Other general expenses	209
Fee waivers	—
Expense reimbursement	(267)
Net expenses	$6,789

The composition of our operating expenses for the three months ended March 31, 2024, was as follows (dollars in thousands).

For the Three Months Ended March 31, 2024
Management fees	$87
Incentive fees	81
Administrative expenses	17
Professional fees	623
Trustees' fees	41
Organizational and offering expenses	110
Other general expenses	82
Fee waivers	(185)
Expense reimbursement	(755)
Net expenses	$101

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three months ended March 31, 2025, were as follows (dollars in thousands).

For the Three Months Ended March 31, 2025
Net realized gains (losses)
Non-controlled, non-affiliated investments	$—
Total net realized gains (losses)	—
Net change in unrealized gains (losses) on investments
Non-controlled, non-affiliated investments	904
Net change in deferred tax liability	(8)
Total net change in unrealized gains (losses) on investments	896
Total net realized and unrealized gains (losses)	$896

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three months ended March 31, 2024, were as follows (dollars in thousands).

For the Three Months Ended March 31, 2024
Net realized gains (losses)
Non-controlled, non-affiliated investments	$—
Total net realized gains (losses)	—
Net change in unrealized gains (losses) on investments
Non-controlled, non-affiliated investments	(106)
Total net change in unrealized gains (losses) on investments	(106)
Total net realized and unrealized gains (losses)	$(106)

Recent Developments

None.

Liquidity and Capital Resources

We generate cash from (1) net proceeds of our continuous offering of Common Shares, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. Our primary uses of cash are to (1) originate investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) fund the cost of operations (including expenses, the Management Fee and, to the extent permitted under the 1940 Act, any indemnification obligations), (3) pay debt service of any borrowings and (4) pay cash distributions to our shareholders.

As of March 31, 2025 and December 31, 2024, our debt consisted of an asset-based leverage facility, and short-term borrowings related to repurchase obligations. We have entered into, and expect to continue to enter into, additional credit facilities, increase the size of our existing facilities, or issue additional debt securities, including securitizations, unsecured debt, or other forms of debt. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities, or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%.

As of March 31, 2025 and December 31, 2024, our asset coverage ratios were 193.8% and 191.0%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents on hand as of March 31, 2025, taken together with our available debt capacity and any capital commitments, is expected to be sufficient for our investing activities and to conduct our operations in the near future.

Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from any cash or liquid assets, in addition to unused net proceeds from financing activities. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

Although we have historically been able to obtain sufficient borrowing capacity, a deterioration in economic conditions or other adverse developments could restrict our access to financing in the future. We may be unable to secure new financing for investments or liquidity needs or may only do so on less favorable terms. These limitations could reduce our ability to make new investments and negatively affect our operating results.

As of March 31, 2025, we had $19,640 in cash and cash equivalents. During the three months ended March 31, 2025, we used $131,742 in cash for operating activities, primarily as a result of funding portfolio investments of $153,097 and partially offset by other operating activities of $21,355. Cash provided by financing activities was $132,362 during the period, primarily the result of proceeds from the issuance of common shares and debt borrowings of $70,150 and $67,865, respectively. Additionally, we distributed $5,653 in cash distributions.

Taxation as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any income that we distribute as dividends for U.S. federal income tax purposes to our shareholders. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our shareholders, for each tax year, an amount equal to at least 90% of our "investment company taxable income," which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss and determined without regard to any deduction for dividends paid. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders. If we fail to qualify as a RIC, we will be subject to U.S. federal income tax at the regular corporate rates on our income and capital gains.

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

Related Party Transactions and Agreements

Investment Management Agreement

We entered into an Investment Management Agreement, dated as of October 20, 2023, which was approved by our Board of Trustees (the "Board") for an initial two-year term, under which the Investment Adviser, subject to the overall supervision of our Board manages the day-to-day operations of, and provides investment advisory services to us. Affiliates of the Investment Adviser also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours. The Investment Adviser has adopted policies designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities among multiple funds. In addition, any affiliated fund currently formed or formed in the future and managed by the Investment Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Investment Adviser or its affiliates.

Administration Agreement

On October 20, 2023, we entered into an administration agreement (the "Administration Agreement") with AMG Funds LLC, a Delaware limited liability company and wholly-owned subsidiary of AMG (the "Administrator"). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services necessary for the operation of the Fund, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Fund’s other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Fund’s Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Administrator may also provide on our behalf managerial assistance to our portfolio companies.

The Administrator has retained a sub-administrator (the "Sub-Administrator") to perform some of its obligations under the Administration Agreement. The Sub-Administrator receives compensation for its sub-administrative services under the sub-administration agreement. In addition, we have entered into an agreement, pursuant to which the Sub-Administrator provides us with accounting services (the "Fund Accounting Services Agreement"). We will reimburse the Sub-Administrator for all reasonable costs and expenses incurred by the Sub-Administrator in providing these services under the Fund Accounting Servicing Agreement.

Managing Dealer Agreement

We entered into a Managing Dealer Agreement (the "Managing Dealer Agreement") with AMG Distributors, Inc. (the "Managing Dealer") , pursuant to which the Managing Dealer agreed to, among other things, manage our relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of shares, which we refer to as "participating brokers," and financial advisors. The Managing Dealer also coordinates our marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures.

Either party may terminate the Managing Dealer Agreement upon 60 days’ written notice to the other party or immediately upon notice to the other party in the event that such other party fails to comply with a material provision of the Managing Dealer Agreement. Our obligations under the Managing Dealer Agreement to pay the shareholder servicing and/or distribution fees with respect to the Class S, Class D and Class F shares distributed in this offering, to the extent that we receive an exemptive order, as described therein shall survive termination of the agreement until such shares are no longer outstanding (including such shares that have been converted into Class I shares, as described above).

Second Amended and Restated Expense Limitation and Reimbursement Agreement

We entered into a Second Amended and Restated Expense Limitation and Reimbursement Agreement with the Investment Adviser and the Administrator on October 25, 2024, which will terminate on May 1, 2026, unless renewed by mutual agreement of the Investment Adviser, the Administrator, and the Fund, or unless otherwise terminated by the Fund’s Board upon at least thirty (30) days written notice to the Investment Adviser and the Administrator (the "Second Amended and Restated Expense Limitation and Reimbursement Agreement"). Pursuant to the Second Amended and Restated Expense Limitation and Reimbursement Agreement, the Investment Adviser and the Administrator are obligated to pay, absorb or reimburse all of our operating costs and expenses incurred, including, but not limited to organization and offering costs and legal, administration, accounting, printing, mailing, subscription processing and filing fees and expenses, as determined in accordance with generally accepted accounting principles for investment companies ("Operating Expenses") (x) above 1.25% of the value of the Fund’s quarterly net assets as of the beginning of the first calendar day of the applicable quarter adjusted for any share issuances or repurchases during the applicable quarter during the period of time that the Fund operates as a privately offered, non-traded BDC and (y) above 1.25% of the value of the Fund’s monthly net assets as of the beginning of the first calendar day of the applicable month adjusted for any share issuances or repurchases during the applicable month during the period of time that the Fund operates as a publicly-offered, non-traded BDC (each such payment, absorption or reimbursement, a "Required Expense Payment"). Any Required Expense Payment must be paid by the Investment Adviser and the Administrator in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Investment Adviser, the Administrator, or their affiliates.

Distributions and Dividends

Distributions declared for the three months ended March 31, 2025, totaled $5,656.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board as of the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount
January 29, 2025	January 30, 2025	February 21, 2025	$0.16
February 27, 2025	February 27, 2025	March 24, 2025	$0.17
March 27, 2025	March 28, 2025	April 24, 2025	$0.20

Distributions declared for the three months ended March 31, 2024, totaled $594.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board as of the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount
March 27, 2024	March 27, 2024	March 28, 2024	$0.54

Beginning in January 2025, we commenced paying monthly distributions to our shareholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income no less frequently than monthly and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.

Borrowings

We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, must equal at least 150% after such borrowing, with certain limited exceptions. At our organizational meeting on October 20, 2023, the Board approved a proposal that, effective October 20, 2023, permits us to reduce our asset coverage ratio to 150%. We may in the future determine to utilize a greater amount of leverage, including for investment purposes. As of March 31, 2025, we had $290,480 par value of outstanding borrowings and our asset coverage ratio was 193.8%, compliant with the minimum asset coverage level of 150% generally required by a BDC by the 1940 Act.

Secured Loan Facility

On July 16, 2024 and as amended on March 27, 2025, Subsidiary II has entered into a Loan and Servicing Agreement (as amended, the "Secured Loan Facility"), with Sumitomo Mitsui Banking Corporation, as collateral agent, administrative agent and a lender, Webster Bank, N.A., as a lender, and Western Alliance Trust Company, N.A., as account bank, collateral custodian and collateral administrator. The Secured Loan Facility provides for borrowings in U.S. dollars up to a maximum principal amount of $400,000 thousand. Proceeds from the borrowings under the Secured Loan Facility will be used primarily to finance the purchase or origination of loans. Unless otherwise terminated, the Secured Loan Facility will mature on July 16, 2029. The interest rate on outstanding loans will be calculated by the 1-month SOFR rate plus a spread of 2.20%. Please refer to Note 6--Borrowings in the notes to our consolidated financial statements for further details on the Secured Loan Facility.

Contractual Obligations

As of March 31, 2025, we entered into an Investment Management Agreement with the Investment Adviser pursuant to the 1940 Act to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. Payments for investment advisory services under the Advisory Agreement are described under Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 4. Related Party Transactions. Payments for administration services under the Administration Agreement are described under Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 4. Related Party Transactions. Payments for marketing and distribution services under the Managing Dealer Agreement are described under Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 4. Related Party Transactions.

Off-Balance Sheet Arrangements

As of March 31, 2025, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of March 31, 2025, we had unfunded commitments on revolving credit lines and delayed draw term loans of $64,500. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand. Please refer to Note 5—Commitments and Contingencies in the notes to our consolidated financial statements for further detail on these unfunded commitments.

Significant Accounting Estimates and Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we will evaluate our estimates, including those related to the matters described below. Actual results could differ from those estimates.

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

Valuation of Portfolio Investments

The Investment Adviser applies fair value accounting in accordance with GAAP and valuation policies and procedures adopted by the Board (the "Valuation Policy"). Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Fund’s Consolidated Statements of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Fund’s Consolidated Statements of Operations as "Net change in unrealized gains (losses) of investments".

The Investment Adviser values the Fund’s portfolio investments in accordance with the Valuation Policy and the 1940 Act. For purposes of the 1940 Act, the Board has designated the Investment Adviser as the Fund’s Valuation Designee (the "Valuation Designee"). The Board provides oversight of the Investment Adviser’s monthly good faith fair value determinations of the Fund’s portfolio investments, including investments that are not publicly traded and those whose market prices are not readily available.

One or more independent valuation firms (each a "Valuation Agent") are engaged to independently value the Fund's investments, in consultation with the Investment Adviser. The Fund's valuation procedures, which are the procedures that are followed by such Valuation Agent are set forth in more detail below:

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

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective interest method. Loan origination fees, original issue discount and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Fund may have loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when deemed by the issuer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. From March 2022 to July 2023, the Federal Reserve was periodically raising interest rates to combat inflation and maintained the same rate benchmark from July 2023 to September 2024. While the Federal Reserve cut its benchmark rate in the third and fourth quarters of 2024 for the first time since March 2020, future reductions to benchmark rates are not certain. As a result, key base interest rates, such as the Secured Overnight Financing Rate ("SOFR"), may fluctuate over time. As of March 31, 2025, 99% of investments at fair value represent floating-rate investments with a reference rate floor and none of our debt investments at fair value represent fixed-rate investments.

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

Assuming that the interim and unaudited Consolidated Statements of Assets and Liabilities as of March 31, 2025, was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Interest Income (in thousands)	Net Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 100 basis points	$(5,386)	$(2,905)	$(2,481)
Down 200 basis points	(10,772)	(5,810)	(4,962)
Up 100 basis points	5,386	2,905	2,481
Up 200 basis points	10,772	5,810	4,962
Up 300 basis points	16,158	8,714	7,444

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2025. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective in accomplishing their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Report, you should carefully consider the factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, our financial condition, our investments and/or operating results. During the three months ended March 31, 2025, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Fund did not make any sales of unregistered securities during the fiscal quarter ended March 31, 2025 that were not previously disclosed in a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this Report, or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description of Document

3.1	Amended and Restated Declaration of Trust*
3.2	Amended and Restated Bylaws*
10.1	First Amendment to Loan and Servicing Agreement
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended**
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).**

* Previously filed as an exhibit to the Fund’s Annual Report on Form 10-K (File No. 814-01669), filed on March 20, 2025 and incorporated herein by reference.

** Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMG Comvest Senior Lending Fund

Date: May 13, 2025	By:	/s/ Robert O’Sullivan
	Name: Title:	Robert O’Sullivan Chief Executive Officer

Date: May 13, 2025	By:	/s/ Cecilio M. Rodriguez
	Name: Title:	Cecilio M. Rodriguez Chief Financial Officer