Form 10-Q
period 2025-06-30
AMG Comvest Senior Lending Fund
filed 2025-08-13
CIK 1987221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

There were 14,876,256 issued and outstanding shares of the registrant’s Class I common shares of beneficial interest, $0.001 par value per share, on August 13, 2025.

AMG Comvest Senior Lending Fund

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands, except share and per share data)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $703,864 and $397,743, respectively)	$704,407	$399,268
Cash and cash equivalents	5,536	20,393
Restricted cash	5,064	2,492
Receivables:
Receivable for paydowns of investments	180	36
Interest receivable	7,460	3,193
Due from affiliates (Note 4)	315	—
Prepaid expenses and other assets	1,225	2,084
Total Assets	$724,187	$427,466

Liabilities
Secured Loan Facility (net of deferred financing costs of $3,166 and $722, respectively)	$282,116	$159,378
Secured Borrowing	73,509	63,237
Payables:
Dividend distributions payable	3,027	—
Management fee payable, net (Note 4)	1,020	505
Deferred tax liability	51	25
Interest payable	2,573	1,273
Incentive fee payable	1,143	634
Due to affiliates (Note 4)	—	271
Accrued other general and administrative expenses	385	873
Total Liabilities	$363,824	$226,196

Commitments and contingencies (Note 5)

Net Assets
Class I shares, $0.001 par value; unlimited authorized; 14,281,726 and 7,945,702 shares issued and outstanding, respectively	$14	$8
Additional paid-in capital	360,017	199,800
Total distributable earnings (accumulated deficit)	332	1,462
Total Net Assets	$360,363	$201,270
Total Liabilities and Net Assets	$724,187	$427,466
Net Asset Value Per Share	$25.23	$25.33

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$16,966	$1,328	$29,376	$2,054
Payment-in-kind interest income	697	9	697	17
Fee income	361	34	557	48
Total Investment Income	18,024	1,371	30,630	2,119
Expenses:
Management fees	1,020	158	1,857	246
Incentive fees	839	7	1,763	88
Administrative expenses	202	32	370	49
Interest expense	6,447	—	10,545	—
Professional fees	339	1,257	670	1,880
Trustees’ fees	52	53	105	94
Organizational and offering expenses	467	171	903	281
Other general expenses	384	98	593	182
Total Expenses	9,750	1,776	16,806	2,820
Less: Fee waivers (Note 4)	—	(51)	—	(237)
Less: Expense reimbursement (Note 4)	(315)	(1,423)	(582)	(2,178)
Net expenses	9,435	302	16,224	405
Net Investment Income (Loss)	8,589	1,069	14,406	1,714

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(528)	7	(528)	7
Total net realized gains (losses)	(528)	7	(528)	7
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(1,885)	168	(981)	63
Net change in deferred tax liability	(18)	(9)	(26)	(9)
Total net change in unrealized gains (losses)	(1,903)	159	(1,007)	54
Total realized and unrealized gains (losses)	(2,431)	166	(1,535)	61
Net Increase (Decrease) in Net Assets Resulting from Operations	$6,158	$1,235	$12,871	$1,775

Per Share Data:
Basic and diluted net investment income/(loss) per share	$0.67	$0.53	$1.22	$1.08
Basic and diluted net increase/(decrease) in net assets resulting from operations per share	$0.48	$0.61	$1.09	$1.12
Weighted Average Shares Outstanding - Basic and Diluted	12,886,833	2,036,017	11,791,703	1,582,603

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$8,589	$1,069	$14,406	$1,714
Net realized gains (losses) on investments	(528)	7	(528)	7
Net change in unrealized gains (losses) on investments	(1,903)	159	(1,007)	54
Net Increase (Decrease) in Net Assets Resulting from Operations	6,158	1,235	12,871	1,775

Net Increase (Decrease) in Net Assets Resulting from Shareholder Distributions	(8,345)	(1,028)	(14,001)	(1,622)

Increase in Net Assets Resulting from Capital Share Transactions
Proceeds of issuance of common shares	90,064	42,500	160,214	56,500
Reinvestment of distributions	6	—	9	—
Proceeds from issuance of shares	90,070	42,500	160,223	56,500

Total Increase (Decrease) in Net Assets	87,883	42,707	159,093	56,653
Net Assets, Beginning of Period	272,480	41,459	201,270	27,513
Net Assets, End of Period	$360,363	$84,166	$360,363	$84,166

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$12,871	$1,775
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains) losses on investments	528	(7)
Net change in unrealized gains (losses) (net of deferred tax liability)	1,007	(54)
Net accretion of discount on investments	(861)	(43)
Payment in-kind interest income	(302)	(17)
Purchases of portfolio investments	(339,297)	(49,090)
Sales or repayments of portfolio investments	33,667	702
Increase (decrease) in operating assets and liabilities:
Increase in interest receivable	(4,267)	(262)
Increase in due from affiliates	(315)	(741)
(Increase) decrease in prepaid expenses and other assets	859	(257)
Increase in dividend distributions payable	3,027	—
Increase in management fees payable	515	115
Increase in interest payable	1,300	—
Increase in incentive fee payable, net	509	7
Decrease in due to affiliates	(271)	—
Increase in accrued other general and administrative expenses	(488)	386
Net cash provided by (used in) operating activities	(291,518)	(47,486)
Cash Flows provided by (used in) Financing Activities:
Borrowings on Secured Loan Facility	212,500	—
Repayments on Secured Loan Facility	(87,318)	—
Proceeds from Secured Borrowing	89,846	—
Repayments on Secured Borrowing	(79,574)	—
Deferred financing costs paid	(2,443)	—
Distributions paid in cash	(13,992)	(1,622)
Proceeds from issuance of shares	160,214	56,500
Net cash provided by (used in) financing activities	279,233	54,878
Net increase (decrease) in cash and cash equivalents	(12,285)	7,392
Cash and cash equivalents and restricted cash, beginning of period	22,885	8,511
Cash and cash equivalents and restricted cash, end of period	$10,600	$15,903

Supplemental and Non-Cash Information:
Interest paid during the period	$9,245	$—
Reinvestment of distributions during the period	$9	$—
Payment-In-Kind interest in investments	$303	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

June 30, 2025

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
Allbridge, LLC - Delayed Draw Term Loan (6)	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.05%	6/5/2030	$-	$(1)	$-	0.0%
Allbridge, LLC - Revolving Credit Line (6)	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.05%	6/5/2030	-	(2)	-	0.0%
Allbridge, LLC - Term Loan (7)	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.05%	6/5/2030	1,772	1,753	1,772	0.5%
Allied OMS Intermediate Company, LLC - Delayed Draw Term Loan (6)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.51%	12/12/2030	-	(15)	(30)	0.0%
Allied OMS Intermediate Company, LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.51%	12/12/2030	-	(10)	(10)	0.0%
Allied OMS Intermediate Company, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.51%	12/12/2030	8,175	8,094	8,094	2.2%
Archtop Fiber Intermediate LLC - Delayed Draw Term Loan (6)	Telecommunication Services	SOFR + 6.25% (2.75% floor)	10.57%	4/1/2030	-	(100)	(131)	0.0%
Archtop Fiber Intermediate LLC - Term Loan	Telecommunication Services	SOFR + 6.25% (2.75% floor)	10.57%	4/1/2030	4,508	4,421	4,423	1.2%
Armanino Advisory LLC - Delayed Draw Term Loan (6)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	10.31%	10/18/2029	-	(25)	-	0.0%
Armanino Advisory LLC - Revolving Credit Line (6)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	10.31%	10/18/2029	288	255	288	0.1%
Armanino Advisory LLC - Term Loan	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	10.31%	10/18/2029	13,375	13,146	13,375	3.7%
Batteries Plus Holding Corporation - Revolving Credit Line (6)(8)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	11.18%	6/27/2028	4	4	4	0.0%
Batteries Plus Holding Corporation - Term Loan (7)(8)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	11.18%	6/27/2028	473	470	473	0.1%
BHP Management Holdings, LLC - Delayed Draw Term Loan (7)(8)	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.95%	10/27/2028	723	720	723	0.2%
BHP Management Holdings, LLC - Term Loan (7)(8)	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.95%	10/27/2028	1,253	1,247	1,253	0.3%
Billhighway, LLC - Delayed Draw Term Loan (6)(8)	Software & Services	SOFR + 6.75% (1.00% floor)	11.18%	2/8/2029	61	59	61	0.0%
Billhighway, LLC - Revolving Credit Line (6)(8)	Software & Services	SOFR + 6.75% (1.00% floor)	11.18%	2/8/2029	-	(1)	-	0.0%
Billhighway, LLC - Term Loan (8)	Software & Services	SOFR + 6.75% (1.00% floor)	11.18%	2/8/2029	960	949	960	0.3%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan A (7)(8)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	10.20%	1/31/2029	487	480	485	0.1%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan B (7)(8)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	10.20%	1/31/2029	477	467	475	0.1%
Cardiology Management Holdings, LLC - Term Loan (7)(8)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	10.20%	1/31/2029	690	680	687	0.2%
CheckedUp, Inc - Delayed Draw Term Loan (7)(8)	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.93%	10/20/2027	244	243	242	0.1%
CheckedUp, Inc - Revolving Credit Line (6)(8)	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.93%	10/20/2027	101	100	99	0.0%
CheckedUp, Inc - Term Loan (7)(8)	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.93%	10/20/2027	870	868	863	0.2%

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2025

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
Complete Paper Inc. - Term Loan	Materials	SOFR + 5.00% (0.75% floor)	9.30%	2/4/2031	$19,950	$19,672	$19,491	5.4%
Compu-Link Corporation - Revolving Credit Line (6)	Financial Services	SOFR + 6.25% (1.00% floor)	10.57%	4/4/2030	-	(22)	(24)	0.0%
CRA Funding 1, LLC - Term Loan	Financial Services	SOFR + 4.75% (2.00% floor)	9.08%	3/16/2029	26,952	26,697	26,591	7.4%
CrossLink Professional Tax Solutions, LLC - Revolving Credit Line (6)	Software & Services	SOFR + 5.50% (1.00% floor)	9.83%	6/30/2028	-	(14)	(11)	0.0%
CrossLink Professional Tax Solutions, LLC - Term Loan	Software & Services	SOFR + 5.50% (1.00% floor)	9.83%	6/30/2028	10,032	9,930	9,951	2.8%
D4C Dental Brands, Inc. - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 4.50% (3.00% floor)	8.83%	11/27/2029	190	173	171	0.0%
D4C Dental Brands, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 4.50% (3.00% floor)	8.83%	11/27/2029	19,780	19,609	19,582	5.4%
Diesco Industries Ltd. - Term Loan (9)(20)	Food, Beverage & Tobacco	SOFR + 6.00% (2.00% floor)	10.30%	12/31/2029	25,397	25,058	25,042	6.9%
Diesco Industries Ltd. - Term Loan B (9)(20)	Food, Beverage & Tobacco	SOFR + 6.50% (2.00% floor)	10.82%	12/31/2029	1,381	1,361	1,362	0.4%
Discovery SL Management, LLC - Delayed Draw Term Loan A (7)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.82%	3/18/2030	357	355	354	0.1%
Discovery SL Management, LLC - Delayed Draw Term Loan B (6)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.82%	3/18/2030	360	352	351	0.1%
Discovery SL Management, LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.82%	3/18/2030	-	(3)	(2)	0.0%
Discovery SL Management, LLC - Term Loan (7)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.82%	3/18/2030	2,132	2,111	2,119	0.6%
DMA Holding Company - Revolving Credit Line (6)	Software & Services	SOFR + 7.00% (1.00% floor)	11.43%	7/19/2028	33	31	28	0.0%
DMA Holding Company - Term Loan	Software & Services	SOFR + 7.00% (1.00% floor)	11.43%	7/19/2028	1,047	1,029	999	0.3%
Drive Assurance Corporation - Delayed Draw Term Loan (6)(9)	Insurance	SOFR + 7.00% (2.00% floor)	11.33%	7/10/2030	-	(1)	-	0.0%
Drive Assurance Corporation - Term Loan (7)(9)	Insurance	SOFR + 7.00% (2.00% floor)	11.33%	7/10/2030	4,456	4,418	4,456	1.2%
Ensemble Music Schools LLC - Delayed Draw Term Loan A (6)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.83%	3/28/2030	-	(27)	(64)	0.0%
Ensemble Music Schools LLC - Delayed Draw Term Loan B (6)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.83%	3/28/2030	-	(30)	(72)	0.0%
Ensemble Music Schools LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.83%	3/28/2030	-	(20)	(24)	0.0%
Ensemble Music Schools LLC - Term Loan	Consumer Services	SOFR + 5.50% (1.00% floor)	9.83%	3/28/2030	9,135	9,002	8,979	2.5%
FloWorks International, LLC - Delayed Draw Term Loan (6)	Capital Goods	SOFR + 4.75% (0.75% floor)	9.08%	11/26/2031	-	(11)	(10)	0.0%
FloWorks International, LLC - Term Loan	Capital Goods	SOFR + 4.75% (0.75% floor)	9.08%	11/26/2031	19,225	19,051	19,148	5.3%
HAH Group Holding Company, LLC - Term Loan (10)	Health Care Equipment & Services	SOFR + 5.00%	9.33%	9/24/2031	9,950	9,815	9,692	2.7%
Handgards, LLC - Term Loan	Materials	SOFR + 5.00% (1.00% floor)	9.18%	4/10/2031	21,628	21,529	21,520	6.0%

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2025

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
Hasa Acquisition, LLC - Delayed Draw Term Loan (6)(8)	Capital Goods	SOFR + 4.75% (1.00% floor)	9.03%	1/10/2029	$12	$10	$10	0.0%
Hasa Acquisition, LLC - Revolving Credit Line (6)(8)	Capital Goods	SOFR + 4.75% (1.00% floor)	9.03%	1/10/2029	80	78	78	0.0%
Hasa Acquisition, LLC - Term Loan (7)(8)	Capital Goods	SOFR + 4.75% (1.00% floor)	9.03%	1/10/2029	1,393	1,370	1,375	0.4%
Hornblower Sub LLC - Revolving Credit Line	Transportation	SOFR + 5.50% (1.00% floor)	9.80%	7/3/2029	453	449	453	0.1%
Hornblower Sub LLC - Term Loan (7)	Transportation	SOFR + 5.50% (1.00% floor)	9.78%	7/3/2029	2,870	2,846	2,870	0.8%
Integrity Marketing Acquisition, LLC - Delayed Draw Term Loan (6)	Financial Services	SOFR + 5.00% (0.75% floor)	9.33%	8/25/2028	-	(4)	(7)	0.0%
Integrity Marketing Acquisition, LLC - Revolving Credit Line (6)	Financial Services	SOFR + 5.00% (0.75% floor)	9.33%	8/25/2028	-	(1)	(6)	0.0%
Integrity Marketing Acquisition, LLC - Term Loan	Financial Services	SOFR + 5.00% (0.75% floor)	9.33%	8/25/2028	17,858	17,847	17,751	4.9%
Juvare, LLC - Delayed Draw Term Loan (6)	Software & Services	SOFR + 5.25% (0.50% floor)	9.53%	5/1/2031	-	-	(5)	0.0%
Juvare, LLC - Revolving Credit Line (6)	Software & Services	SOFR + 5.25% (0.50% floor)	9.53%	5/1/2031	-	(9)	(9)	0.0%
Juvare, LLC - Term Loan	Software & Services	SOFR + 5.25% (0.50% floor)	9.53%	5/1/2031	11,850	11,790	11,790	3.3%
KCK Ltd - Revolving Credit Line (6)(9)(21)	Financial Services	SOFR + 5.55%	9.85%	9/27/2027	6,206	6,179	6,192	1.7%
KCK Ltd - Term Loan (9)(11)(21)	Financial Services	SOFR + 5.55%	9.85%	9/27/2027	12,495	12,451	12,470	3.5%
KCK Ltd - Term Loan B (9)	Financial Services	SOFR + 5.55%	9.85%	9/27/2027	1,608	1,608	1,605	0.4%
Kemper Sports Management, LLC - Delayed Draw Term Loan (7)(8)	Consumer Services	SOFR + 5.00% (1.00% floor)	9.33%	10/11/2029	440	437	440	0.1%
Kemper Sports Management, LLC - Revolving Credit Line (6)(8)	Consumer Services	SOFR + 5.00% (1.00% floor)	9.33%	10/11/2029	-	(1)	-	0.0%
Kemper Sports Management, LLC - Term Loan (7)(8)	Consumer Services	SOFR + 5.00% (1.00% floor)	9.33%	10/11/2029	1,813	1,803	1,813	0.5%
M2S Group Intermediate Holdings Inc - Term Loan (7)(10)	Materials	SOFR + 4.75% (0.50% floor)	9.03%	8/25/2031	10,342	9,682	10,038	2.8%
Military Retail Solutions, LLC - Delayed Draw Term Loan (6)(8)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.58%	6/28/2029	-	(12)	(14)	0.0%
Military Retail Solutions, LLC - Revolving Credit Line (6)(8)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.58%	6/28/2029	-	(12)	(7)	0.0%
Military Retail Solutions, LLC - Term Loan (8)(11)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.58%	6/28/2029	13,047	12,830	12,930	3.6%
National Debt Relief, LLC - Delayed Draw Term Loan (7)(8)	Financial Services	SOFR + 6.50% (2.50% floor)	10.94%	2/7/2028	598	595	596	0.2%
National Debt Relief, LLC - Revolving Credit Line (8)	Financial Services	SOFR + 6.50% (2.50% floor)	10.94%	2/7/2028	120	119	119	0.0%
National Debt Relief, LLC - Term Loan (7)(8)	Financial Services	SOFR + 6.50% (2.50% floor)	10.94%	2/7/2028	718	714	715	0.2%
Nuclear Care Partners Holdings, Inc. - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	9.07%	10/1/2030	-	(21)	(13)	0.0%
Nuclear Care Partners Holdings, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	9.07%	10/1/2030	7,419	7,320	7,360	2.0%
Obra CICS Finance, LLC - Term Loan (9)	Insurance	SOFR + 4.25% (3.00% floor)	9.74%	12/31/2030	23,571	23,488	23,545	6.5%
OEP Wheeler Buyer, LLC - Revolving Credit Line (6)	Capital Goods	PRIME + 4.25%	11.75%	4/1/2030	1,572	1,527	1,525	0.4%
OEP Wheeler Buyer, LLC - Term Loan	Capital Goods	SOFR + 5.25% (1.00% floor)	9.55%	4/1/2030	11,005	10,848	10,840	3.0%

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2025

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
OL Texas Restaurants, LLC - Delayed Draw Term Loan (6)(8)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.34%	8/29/2029	$-	$(2)	$-	0.0%
OL Texas Restaurants, LLC - Revolving Credit Line (6)(8)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.34%	8/29/2029	-	(1)	-	0.0%
OL Texas Restaurants, LLC - Term Loan (7)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.34%	8/29/2029	1,435	1,429	1,435	0.4%
OmniMax International, LLC - Delayed Draw Term Loan	Capital Goods	SOFR + 5.75% (1.00% floor)	10.06%	12/6/2030	5,104	5,007	5,012	1.4%
OmniMax International, LLC - Term Loan	Capital Goods	SOFR + 5.75% (1.00% floor)	10.03%	12/6/2030	16,524	16,218	16,227	4.5%
OpCo Borrower, LLC - Term Loan (7)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	10.03%	4/26/2029	7,090	6,978	7,090	2.0%
OpCo Borrower, LLC - Term Loan B	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	10.58%	4/26/2029	3,273	3,240	3,273	0.9%
Palmetto Longevity Fund, LLC - Revolving Credit Line (6)	Insurance	SOFR + 6.50% (1.50% floor)	10.83%	4/11/2030	421	363	364	0.1%
Palmetto Longevity Fund, LLC - Term Loan	Insurance	SOFR + 6.50% (1.50% floor)	10.78%	4/11/2030	14,862	14,649	14,654	4.1%
Pansophic Learning US, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	10.08%	5/15/2029	1,486	1,458	1,480	0.4%
Pansophic Learning US, LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.08%	5/15/2029	-	(17)	(4)	0.0%
Pansophic Learning US, LLC - Term Loan (7)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.08%	5/15/2029	11,876	11,657	11,828	3.3%
PDDS Holdco, Inc. - Delayed Draw Term Loan (6)	Software & Services	SOFR + 7.50% (0.75% floor)	11.95%	7/18/2028	34	34	34	0.0%
PDDS Holdco, Inc. - Term Loan	Software & Services	SOFR + 7.50% (0.75% floor)	11.95%	7/18/2028	229	225	226	0.1%
Pediatric Home Respiratory Services, LLC - Delayed Draw Term Loan (6)	Health Care Equipment & Services	SOFR + 5.50% (0.75% floor)	9.74%	12/23/2030	-	(4)	(11)	0.0%
Pediatric Home Respiratory Services, LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 5.50% (0.75% floor)	9.74%	12/23/2030	383	378	377	0.1%
Pediatric Home Respiratory Services, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.50% (0.75% floor)	9.74%	12/23/2030	9,769	9,725	9,711	2.7%
Peer Advisors LLC - Term Loan	Financial Services	SOFR + 6.25% (1.00% floor)	10.57%	4/4/2030	23,490	23,147	23,138	6.4%
Periscope Cybermaxx Buyer, Inc - Delayed Draw Term Loan (6)	Software & Services	SOFR + 5.25% (1.00% floor)	9.58%	11/5/2029	129	114	106	0.0%
Periscope Cybermaxx Buyer, Inc - Revolving Credit Line (6)	Software & Services	SOFR + 5.25% (1.00% floor)	9.58%	11/5/2029	-	(9)	(8)	0.0%
Periscope Cybermaxx Buyer, Inc - Term Loan	Software & Services	SOFR + 5.25% (1.00% floor)	9.58%	11/5/2029	7,565	7,466	7,482	2.1%
Petvet Care Centers, LLC - Delayed Draw Term Loan (6)	Health Care Equipment & Services	SOFR + 6.00% (0.75% floor)	10.33%	11/15/2030	-	(12)	(74)	0.0%
Petvet Care Centers, LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 6.00% (0.75% floor)	10.33%	11/15/2030	-	(28)	(74)	0.0%
Petvet Care Centers, LLC - Term Loan	Health Care Equipment & Services	SOFR + 6.00% (0.75% floor)	10.33%	11/15/2030	13,356	13,142	12,795	3.6%
Priority Holdings, LLC - Term Loan (7)	Financial Services	SOFR + 4.75% (0.50% floor)	9.08%	5/16/2031	8,294	8,282	8,294	2.3%

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2025

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
Project Pathfinder Borrower, LLC - Revolving Credit Line (6)	Software & Services	SOFR + 5.00% (1.00% floor)	9.27%	1/22/2032	$-	$(18)	$(39)	0.0%
Project Pathfinder Borrower, LLC - Term Loan	Software & Services	SOFR + 5.00% (1.00% floor)	9.27%	1/22/2032	20,086	19,901	19,684	5.5%
PURIS, LLC - Term Loan	Commercial & Professional Services	SOFR + 5.75% (1.00% floor)	10.05%	6/27/2031	19,958	20,179	19,958	5.5%
Rails International, LLC - Revolving Credit Line (6)	Consumer Discretionary Distribution & Retail	SOFR + 6.25% (2.00% floor)	10.58%	12/20/2029	-	(42)	(47)	0.0%
Rails International, LLC - Term Loan	Consumer Discretionary Distribution & Retail	SOFR + 6.25% (2.00% floor)	10.58%	12/20/2029	13,039	12,803	12,778	3.5%
Restaurant Holding Company, LLC - Term Loan (7)(8)(22)	Consumer Services	SOFR + 6.25% (1.00% floor)	10.69%	2/25/2028	2,006	2,000	2,006	0.6%
Rialto Management Group, LLC - Revolving Credit Line (6)	Financial Services	SOFR + 5.00% (0.75% floor)	9.33%	12/5/2030	-	(7)	-	0.0%
Rialto Management Group, LLC - Term Loan	Financial Services	SOFR + 5.00% (0.75% floor)	9.33%	12/5/2030	18,453	18,289	18,453	5.1%
Salt US Holdco, LLC - Delayed Draw Term Loan (6)	Transportation	SOFR + 5.73% (1.00% floor)	10.03%	7/31/2029	261	258	258	0.1%
Salt US Holdco, LLC - Term Loan (7)	Transportation	SOFR + 5.73% (1.00% floor)	10.03%	7/31/2029	1,989	1,972	1,979	0.5%
Seatex Merger Sub, LLC - Delayed Draw Term Loan (6)	Materials	SOFR + 5.75% (1.00% floor)	10.02%	10/22/2029	-	(18)	(20)	0.0%
Seatex Merger Sub, LLC - Revolving Credit Line (6)	Materials	SOFR + 5.75% (1.00% floor)	10.02%	10/22/2029	-	(18)	(10)	0.0%
Seatex Merger Sub, LLC - Term Loan	Materials	SOFR + 5.75% (1.00% floor)	10.02%	10/22/2029	7,805	7,703	7,751	2.2%
Select Rehabilitation, LLC - Term Loan A	Health Care Equipment & Services	SOFR + 5.00% (5.00% floor)	10.00%	12/29/2028	633	633	633	0.2%
Select Rehabilitation, LLC - Term Loan B (12)	Health Care Equipment & Services	FIXED + 7.60% PIK	7.60% PIK	12/29/2028	1,289	647	647	0.2%
Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.53%	3/20/2030	1,520	1,490	1,510	0.4%
Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Loan B (6)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.53%	3/20/2030	-	(32)	(27)	0.0%
Senior Support Holdings (Franchise) Acquisition, Inc. - Term Loan (7)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.57%	3/20/2030	3,501	3,444	3,480	1.0%
Senior Support Holdings (Franchise) Acquisition, Inc. - Term Loan B	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.53%	3/20/2030	8,936	8,826	8,882	2.5%
SitusAMC Holdings Corporation - Term Loan	Financial Services	SOFR + 5.50% (1.00% floor)	9.80%	5/14/2031	21,682	21,574	21,574	6.0%
SL Buyer Corp. - Delayed Draw Term Loan (6)	Software & Services	SOFR + 7.25% (1.00% floor)	11.53%	4/16/2030	-	(23)	(48)	0.0%
SL Buyer Corp. - Revolving Credit Line (6)	Software & Services	SOFR + 7.25% (1.00% floor)	11.53%	4/16/2030	-	(9)	(10)	0.0%
SL Buyer Corp. - Term Loan	Software & Services	SOFR + 7.25% (1.00% floor)	11.53%	4/16/2030	17,807	17,591	17,585	4.9%
Solidcore Topco, LLC - Delayed Draw Term Loan (6)	Consumer Services	SOFR + 5.75% (1.50% floor)	10.01%	11/4/2030	-	(29)	-	0.0%
Solidcore Topco, LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.75% (1.50% floor)	10.01%	11/4/2030	-	(29)	-	0.0%
Solidcore Topco, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.50% floor)	10.01%	11/4/2030	16,179	15,887	16,179	4.5%

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2025

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
Spartan CP, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	10.08%	6/28/2029	2,057	2,029	2,026	0.6%
Spartan CP, LLC - Delayed Draw Term Loan B (6)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.07%	6/28/2029	1,106	1,056	1,046	0.3%
Spartan CP, LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.08%	6/28/2029	-	(10)	(6)	0.0%
Spartan CP, LLC - Term Loan (7)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.08%	6/28/2029	4,509	4,433	4,441	1.2%
Spartan CP, LLC - Term Loan B	Consumer Services	SOFR + 5.75% (1.00% floor)	10.08%	6/28/2029	3,999	3,922	3,939	1.1%
Sportime Clubs, LLC - Delayed Draw Term Loan A (6)	Consumer Services	SOFR + 6.50% (1.00% floor)	10.83%	10/17/2029	-	(62)	(69)	0.0%
Sportime Clubs, LLC - Delayed Draw Term Loan B (6)	Consumer Services	FIXED 18.00%	18.00%	10/17/2029	193	193	143	0.0%
Sportime Clubs, LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 6.50% (1.00% floor)	10.82%	10/17/2029	98	92	92	0.0%
Sportime Clubs, LLC - Term Loan A	Consumer Services	SOFR + 6.50% (1.00% floor)	10.83%	10/17/2029	6,811	6,691	6,681	1.9%
Sportime Clubs, LLC - Term Loan B	Consumer Services	FIXED 18.00%	18.00%	10/17/2029	1,443	1,404	1,404	0.4%
Total Fleet Buyer, LLC - Revolving Credit Line (6)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.60%	7/15/2030	-	(17)	(2)	0.0%
Total Fleet Buyer, LLC - Term Loan (7)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.60%	7/15/2030	5,634	5,548	5,623	1.6%
Total Fleet Buyer, LLC - Term Loan B	Capital Goods	SOFR + 4.50% (1.00% floor)	8.82%	7/15/2030	1,560	1,533	1,557	0.4%
U.S. Anesthesia Partners, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 7.50% (0.50% floor)	11.94%	10/1/2029	9,926	8,926	8,953	2.5%
Univista Intermediate Holdco LLC - Term Loan A	Insurance	SOFR + 3.85% (1.50% floor)	8.18%	1/10/2031	4,795	4,764	4,690	1.3%
Univista Intermediate Holdco LLC - Term Loan B	Insurance	SOFR + 5.25% (1.50% floor)	9.58%	1/10/2031	7,837	7,750	7,602	2.1%
WildBrain Ltd. - Revolving Credit Line (6)(9)(23)	Media & Entertainment	SOFR + 6.00% (1.00% floor)	10.28%	7/23/2029	381	350	381	0.1%
WildBrain Ltd. - Term Loan (7)(9)(23)	Media & Entertainment	SOFR + 6.00% (1.00% floor)	10.28%	7/23/2029	17,492	17,198	17,492	4.9%
XDimensional Technologies, Inc. - Delayed Draw Term Loan (8)	Software & Services	SOFR + 7.50% (2.00% floor) + 3.00% PIK	11.93%	12/24/2025	12	12	12	0.0%
XDimensional Technologies, Inc. - Revolving Credit Line (6)(8)	Software & Services	SOFR + 7.50% (2.00% floor) + 3.00% PIK	11.93%	12/24/2025	-	-	(2)	0.0%
XDimensional Technologies, Inc. - Term Loan (8)	Software & Services	SOFR + 7.50% (2.00% floor) + 3.00% PIK	11.93%	12/24/2025	889	885	864	0.2%
Total First Lien Senior Secured					681,142	670,906	671,567	186.5%

Second Lien Senior Secured
GRAM ABF Vision Holdings, L.P. - Promissory Note	Insurance	FIXED 15.00%	15.00%	1/10/2031	668	648	572	0.2%
Hometown Food Company - Term Loan B	Consumer Staples Distribution & Retail	SOFR + 7.50% (1.50% floor)	11.82%	6/3/2031	15,000	14,929	14,925	4.1%
Mitchell International, Inc. - Term Loan (10)	Software & Services	SOFR + 5.25% (0.50% floor)	9.58%	6/17/2032	10,080	9,898	9,859	2.7%
Total Second Lien Senior Secured					25,748	25,475	25,356	7.0%
Total Debt Investments					$706,890	$696,381	$696,923	193.5%

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2025

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Acquisition Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Equity Investments
Private Companies
Allied OMS Intermediate Company, LLC - Preferred Units	Health Care Equipment & Services	NA	NA	6/11/2025	10,780	$568	$568	0.2%
Amplify FG Holdco, L.P. - Class A Units (13)(14)	Commercial & Professional Services	NA	NA	10/18/2024	384	385	411	0.1%
CyberMaxx Holdings, LLC - Class A Common Units (15)	Software & Services	NA	NA	11/4/2024	90,374	-	21	0.0%
CyberMaxx Holdings, LLC - Class A-1 Preferred Units	Software & Services	NA	8.00% PIK	11/4/2024	344	362	358	0.1%
Ensemble Performing Arts Partners LLC - Series E Preferred Units (13)	Consumer Services	NA	NA	4/7/2025	6,110	703	703	0.2%
iCreditWorks Inc. - Series D Preferred Stock	Financial Services	NA	17.50% PIK	12/27/2024	28,542	5,094	4,905	1.4%
Senior Support Holdings, LP - Class A-1 Units (13)(16)	Health Care Equipment & Services	NA	NA	3/20/2024	371	371	410	0.1%
Senior Support Holdings, LP - Class B Units (13)(16)	Health Care Equipment & Services	NA	NA	3/20/2024	371	-	36	0.0%
Total Private Companies						7,483	7,412	2.1%
Total Equity Investments						$7,483	$7,412	2.1%

Warrants (17)
GRAM ABF Vision Holdings, L.P.	Insurance	NA	NA	1/10/2025	47	$-	$72	0.0%
iCreditWorks Inc.	Financial Services	NA	NA	12/27/2024	11,372	-	-	0.0%
Total Warrants						-	72	0.0%
Total Investments						$703,864	$704,407	195.6%

Cash Equivalents
First American Government Obligations Fund - X Class (10)(18)	Cash Equivalents	NA	5.05%	NA	5,532	5,532	5,532	1.5%
Cash Equivalents Total						5,532	5,532	1.5%
Investments and Cash Equivalents Total						$709,396	$709,939	197.1%
Other Assets, Less Liabilities (19)							$(349,576)	(97.1)%
Net Assets							$360,363	100.0%

(1)
Unless otherwise noted, the fair value of investments with respect to securities for which market quotations are not readily available are valued using significant unobservable inputs (See Note 3—Fair Value of Financial Instruments).
(2)
All investments domiciled in the United States unless otherwise noted.
(3)
The Fund updated certain descriptions of its portfolio companies presented in the consolidated financial statements as of June 30, 2025 to align with the legal issuer name, where applicable. These updates had no impact on the Consolidated Statements of Assets and Liabilities as of June 30, 2025.
(4)
Percentages are based on net assets as of June 30, 2025.

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2025

(Unaudited)

(5)
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, semiannually, or annually. For each, the Fund has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of June 30, 2025, the reference rates for the Fund's variable rate loans were the 1 month SOFR at 4.32%, the 3 month SOFR at 4.29%, and the 6 month SOFR at 4.15%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(6)
For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative fair value until the commitments are called and funded. Please refer to Note 5—Commitments and Contingencies for details of these unfunded commitments.
(7)
Investment held in AMG Comvest Senior Lending Fund LLI SPV, LLC, a wholly-owned subsidiary of the Fund, as collateral for the Secured Loan Facility. Please refer to Note 6.
(8)
Positions that have a SOFR reference rate, from time to time have an additional spread adjustment. This spread adjustment ranges from 0.00% - 0.26% depending on the contractual arrangement. These spread adjustments have been included in the all-in rate shown.
(9)
The investment is not a qualifying asset, under Section 55(a) of the Investment Company Act of 1940. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of June 30, 2025, 12.79% of the Fund's total assets are represented by investments at fair value that are considered non-qualifying assets.
(10)
Security's value was determined by using significant observable inputs.
(11)
Investment subject to the Participation Agreement and acts as collateral for the Secured Borrowing. Please refer to Note 6.n
(12)
Investment is on non-accrual status.
(13)
Investment is held by AMG Comvest Senior Lending Blocker MF SPV, LLC, a wholly-owned subsidiary of the Fund.
(14)
This security is restricted and not available for resale. On October 18, 2023, the Fund purchased Armanino Advisory LLC – Delayed Draw Term Loan, Armanino Advisory LLC – Revolving Credit Line and Armanino Advisory LLC – Term Loan. These investments are offered by the same issuer as the Private Companies and are not restricted to resale.
(15)
This security is restricted and not available for resale. On November 4, 2024, the Fund purchased Periscope Cybermaxx Buyer, Inc – Delayed Draw Term Loan, Periscope Cybermaxx Buyer, Inc – Revolving Credit Line and Periscope Cybermaxx Buyer, Inc –Term Loan. These investments are offered by the same issuer as the Private Companies and are not restricted to resale.
(16)
This security is restricted and not available for resale. On March 20, 2024, the Fund purchased Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Loan and Senior Support Holdings (Franchise) Acquisition, Inc. – Term Loan. These investments are offered by the same issuer as the Private Companies and are not restricted to resale.
(17)
This security is restricted and not available for resale.
(18)
A copy of the security's annual report to shareholders may be obtained without charge on the SEC's website (http://www.sec.gov).
(19)
Included in the total is an amount of $5,064 held for collateral to meet requirements associated with the Secured Loan Facility. Please refer to Note 6.
(20)
Domiciled in the Dominican Republic.
(21)
Domiciled in Bermuda.
(22)
Domiciled in Puerto Rico.
(23)
Domiciled in Canada.

PIK - Payment-in-kind

AMG COMVEST SENIOR LENDING FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2025

(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2025.

Industry(1)	Investments and Cash Equivalents at Fair Value	Percentage of Fair Value
Financial Services	$142,366	20.0%
Health Care Equipment & Services	109,470	15.4%
Software & Services	79,888	11.3%
Consumer Services	64,396	9.1%
Capital Goods	61,383	8.6%
Materials	58,770	8.3%
Insurance	55,955	7.9%
Commercial & Professional Services	34,032	4.8%
Consumer Staples Distribution & Retail	27,834	3.9%
Food, Beverage & Tobacco	26,404	3.7%
Media & Entertainment	19,077	2.7%
Consumer Discretionary Distribution & Retail	12,731	1.8%
Telecommunication Services	6,064	0.8%
Transportation	5,560	0.8%
Cash Equivalents	5,532	0.8%
Technology Hardware & Equipment	477	0.1%
	$709,939	100.0%

(1)
The Fund reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of June 30, 2025, to align with Global Industry Classification Standards ("GICS"), where applicable. These reclassifications had no impact on the Consolidated Statements of Assets and Liabilities as of June 30, 2025.

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
(3)
The fair value of investments with respect to securities for which market quotations are not readily available are valued using significant unobservable inputs (See Note 3—Fair Value of Financial Instruments).
(4)
For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative fair value until the commitments are called and funded. Please refer to Note 5—Commitments and Contingencies for details of these unfunded commitments.
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
(8)
Investment is held by AMG Comvest Senior Lending Blocker MF SPV, LLC, a wholly-owned subsidiary of the Fund.

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
(14)
Investment held in AMG Comvest Senior Lending Fund LLI SPV, LLC, a wholly-owned subsidiary of the Fund, as collateral for the Secured Loan Facility. Please refer to Note 6.
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

PIK - Payment-in-kindse

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
(1)
The Fund reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2024, to align with Global Industry Classification Standards ("GICS"), where applicable. These reclassifications had no impact on the Consolidated Statements of Assets and Liabilities as of December 31, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

AMG COMVEST SENIOR LENDING FUND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share amounts, percentages, and as otherwise indicated)

June 30, 2025

(Unaudited)

Note 1—Organization and Business Purpose

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

On April 15, 2024, the Fund established AMG Comvest Senior Lending Fund LLI SPV, LLC ("Subsidiary II"), a wholly-owned financing subsidiary and Delaware limited liability company, for the purpose of holding pledged investments as collateral under a Secured Loan Facility, as defined in Note 6—Borrowings. Subsidiary II is a disregarded entity for tax purposes.

On May 30, 2024, the Fund established AMG Comvest SLF California, LLC ("Subsidiary III", collectively with Subsidiary I and Subsidiary II, the "Subsidiaries"), a wholly-owned subsidiary and Delaware limited liability company, which has been established to acquire investments in the state of California, as required by California law. Subsidiary III is a disregarded entity for tax purposes.

On December 13, 2024, the Fund received a notice of effectiveness from the SEC related to the Fund’s N-2 Registration Statement, on the basis of which the Fund will publicly offer on a continuous basis up to $2.0 billion of common shares of the Fund pursuant to the Securities Act of 1933, as amended (the "Securities Act") (the "Public Offering"). The Fund has established Class I shares, Class S shares, Class F shares, and Class D shares. Prior to December 13, 2024, the Fund offered its common shares pursuant to the terms set forth in the Fund’s Confidential Private Placement Memorandum and subscription agreements that it entered into with investors in connection with its private offering of common shares (the "Private Offering"). The common shares in the Private Offering were sold under the exemption provided by Section 4(a)(2) of the Securities Act, only to investors that are "accredited investors" in accordance with Rule 506 of Regulation D promulgated under the Securities Act, and other exemptions of similar import in the laws of the states and jurisdictions where the Private Offering was made. All common shares issued under the Private Offering are now classified as Class I shares.

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

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported net assets.

The Fund reclassified certain industry groupings of its portfolio companies presented in the accompanying consolidated financial statements as of June 30, 2025, to align with the recently updated GICS, where applicable. These reclassifications had no impact on the Consolidated Statements of Assets and Liabilities as of June 30, 2025.

The Fund updated certain descriptions of its portfolio companies presented in the consolidated financial statements as of June 30, 2025, to align with the legal issuer name, where applicable. These updates had no impact on the Consolidated Statements of Assets and Liabilities as of June 30, 2025.

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

Investment Classification

The Fund classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "control" is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, "Affiliated Investments" are defined as those investments in companies in which the Fund owns 5% or more of the voting securities. Consistent with the 1940 Act, "Non-affiliated Investments" are defined as investments that are neither control investments nor Affiliated Investments. As of June 30, 2025 and December 31, 2024, the Fund did not "control" and was not an "affiliated person" of any of its portfolio companies, each as defined in the 1940 Act.

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

The Fund considers all highly liquid investments that can be converted to cash, or having a maturity date, within three months, when acquired, to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Fund held cash equivalents in the form of money market fund shares held in First American Government Obligations Fund, X Class. The fair value of cash and cash equivalents as of June 30, 2025 and December 31, 2024, were $5,536 and $20,393, respectively, representing 1.5% and 10.1%, respectively, of the Fund’s net assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC Topic 820, Fair Value Measurements and Disclosure ("ASC 820"), as inputs in the valuation are observable.

Organizational Expenses and Offering Costs

The Fund bore the organizational expenses and will bear offering costs incurred in connection with its formation and the offering of its common shares of beneficial interest, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. Additionally, the Fund bore the organizational expenses and offering costs incurred in connection with the formation of AMG Comvest Senior Lending Feeder Fund LLC ("Feeder Fund I") and AMG Comvest Senior Lending Feeder Fund II LLC ("Feeder Fund II").

Organizational expenses are expensed as incurred, while offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of investment operations or effectiveness of the Public Offering. As of June 30, 2025 and December 31, 2024, unamortized offering costs of $756 and $1,585, respectively, were deferred and are reflected in the Consolidated Statements of Assets and Liabilities as part of prepaid expenses and other assets. For the three and six months ended June 30, 2025, the Fund expensed organizational and offering costs in the amount of $467 and $903, respectively.

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

Subsidiary I filed an election with the Internal Revenue Service to be treated as a corporation for tax purposes and is subject to U.S. federal and state income taxes. The consolidated financial statements include Subsidiary I, for which a provision for corporate income taxes has been recorded. Deferred income tax is computed by applying the federal statutory income tax rate of 21% and estimated applicable state tax statutory rates (net of federal tax benefit) to unrealized gains/(losses) on investments before taxes. For the six months ended June 30, 2025, Subsidiary I recorded $26 as a deferred tax expense and deferred tax liability. As of December 31, 2024 and for the year then ended, Subsidiary I recorded $25 as a deferred tax expense and deferred tax liability.

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

Recent Accounting Standards Update

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU aims to enhance the transparency and decision-usefulness of income tax disclosures, particularly regarding the rate reconciliation and income taxes paid. The amendments require additional disaggregation of the effective tax rate reconciliation, including specific categories such as state and local taxes, foreign tax effects, tax credits, valuation allowance changes, and others, if individually significant. There is also a requirement for the disclosure of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign jurisdictions. Any individual jurisdiction comprising 5% or more of total payments must be disclosed separately. Furthermore, there is disaggregation of pre-tax income and income tax expense between domestic and foreign sources.

The Fund is a public business entity, and the guidance is effective for annual periods beginning after December 15, 2024 (i.e., fiscal year 2025). The Fund does not expect the adoption of this ASU will have a material impact on its condensed consolidated financial statements.

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

The following table presents fair value measurements of investments and cash equivalents, by major class, as of June 30, 2025, according to the fair value hierarchy.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$19,730	$651,837	$671,567
Second Lien Senior Secured	—	9,859	15,497	25,356
Equity	—	—	7,412	7,412
Warrants	—	—	72	72
Cash Equivalents	5,532	—	—	5,532
Total	$5,532	$29,589	$674,818	$709,939

The following table presents fair value measurements of investments and cash equivalents, by major class, as of December 31, 2024, according to the fair value hierarchy.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$393,203	$393,203
Equity	—	—	6,065	6,065
Warrants	—	—	—	—
Cash Equivalents	9,471	—	—	9,471
Total	$9,471	$—	$399,268	$408,739

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2025.

	First Lien Senior Secured	Second Lien Senior Secured	Equity	Warrants	Total
Balance as of December 31, 2024	$393,203	$—	$6,065	$—	$399,268
Purchases and other adjustments to cost	312,617	25,467	1,515	—	339,599
Sales and repayments	(33,811)	—	—	—	(33,811)
Transfers out	(19,730)	(9,859)	—	—	(29,589)
Net realized gains (losses)	(528)	—	—	—	(528)
Net change in unrealized gains (losses) on investments	(765)	(120)	(168)	72	(981)
Net accretion of discount on investments	851	9	—	—	860
Balance as of June 30, 2025	$651,837	$15,497	$7,412	$72	$674,818
Net change in unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Fund at the end of the period:	$(876)	$(81)	$(166)	$72	$(1,051)

On June 30, 2025, the Fund transferred three Broadly Syndicated Loans from Level 3 to Level 2 due to the increased observability of valuation inputs.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2024.

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2023	$18,281	$—	$18,281
Purchases and other adjustments to cost	48,770	338	49,108
Sales and repayments	(737)	—	(737)
Net realized gains	7	—	7
Net change in unrealized gains/(losses) on investments	30	33	63
Net accretion of discount on investments	43	—	43
Balance as of June 30, 2024	$66,394	$371	$66,765
Net change in unrealized gains/(losses) for the period relating to those Level 3 assets that were still held by the Fund at the end of the period:	$30	$33	$63

For the three and six months ended June 30, 2024, there were no transfers between levels of the fair value hierarchy.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of June 30, 2025. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range						Impact to
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum		Maximum		Weighted Average (a)		Valuation from an Increase in Input (b)
First Lien Senior Secured	$642,503	Discounted Cash Flow	Discount Rate	4.6%		20.6%		9.5%		Decrease
Second Lien Senior Secured	15,497	Discounted Cash Flow	Discount Rate	11.6%		18.6%		12.1%		Decrease
Equity	5,351	Discounted Cash Flow	Discount Rate	9.1%		19.6%		18.7%		Decrease
First Lien Senior Secured	1,280	Market Comparables	EBITDA Multiple	7.3	x	8.8	x	8.0	x	Increase
Equity	1,114	Market Comparables	EBITDA Multiple	11.0	x	14.5	x	13.1	x	Increase
Warrant	72	Market Comparables	EBITDA Multiple	11.5	x	12.5	x	12.0	x	Increase
Equity	379	Market Comparables	Revenue Multiple	3.2	x	4.2	x	3.7	x	Increase
First Lien Senior Secured	8,054	Recent Transaction Price	Recent Transaction Price	N/A		N/A		N/A		Increase
Equity	568	Recent Transaction Price	Recent Transaction Price	N/A		N/A		N/A		Increase
Total	$674,818
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

There were no significant changes in valuation approach or technique as of June 30, 2025 and December 31, 2024.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

As of June 30, 2025, the Fund had one portfolio investment on a non-accrual status. As of December 31, 2024, the Fund had one portfolio investment on a non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies for additional details regarding the Fund's non-accrual policy.

The following table shows the amortized cost and fair value of the Fund's performing and non-accrual investments as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
Portfolio Company	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Performing	$703,217	$703,760	$395,825	$397,785
Non-accrual	647	647	1,918	1,483
Total	$703,864	$704,407	$397,743	$399,268

For a discussion of the fair value measurement of the Fund's borrowings, refer to Note 6—Borrowings.

Note 4—Related Party Transactions

Investment Management Agreement

The Fund entered into an amended and restated investment management agreement (the "Investment Management Agreement") with the Investment Adviser in which the Investment Adviser, subject to the overall supervision of the Board, manages the day-to-day operations of, and provides investment advisory and management services to the Fund. Under the terms of the Investment Management Agreement, the Fund will pay the Investment Adviser an annual base management fee ("Management Fee") and incentive management fee (the "Incentive Fee").

Management Fee

The Management Fee will be calculated and payable quarterly in arrears at an annual rate of 1.25% of net assets as of the beginning of the first calendar day of the applicable quarter. The Management Fee will be appropriately adjusted for any share issuances or repurchases during the applicable quarter.

For the three and six months ended June 30, 2025, the Fund incurred $1,020.4 and $1,857.0, respectively, in Management Fees under the Investment Management Agreement. For the three and six months ended June 30, 2024, the Fund incurred $158.4 and $245.8, respectively, in Management Fees under the Investment Management Agreement. The Investment Adviser has chosen to voluntarily waive $42.9 and $130.3, respectively, of Management Fees earned in accordance with the Investment Management Agreement for the three and six months ended June 30, 2024, which is reflected in the Statement of Operations as a part of fee waivers. Any fees waived under the Investment Management Agreement are not subject to future reimbursement to the Investment Adviser pursuant to the Expense Limitation and Reimbursement Agreement.

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

For the three and six months ended June 30, 2025, the Fund incurred $1,141.3 and $1,952.0, respectively, in Incentive Fees related to the Pre-Incentive Fee Net Investment Income Returns and reserved prior accruals of Incentive Fees related to the capital gains incentive fee of ($301.7) and ($188.7), respectively. For the three and six months ended June 30, 2024, the Fund incurred $6.6 and $87.6, respectively, in Incentive Fees related to the Pre-Incentive Fee Net Investment Income Returns under the Investment Management Agreement. The Investment Adviser has chosen to voluntarily waive $0.0 and $81.0, respectively, of Incentive Fees earned in accordance with the Investment Management Agreement for the three and six months ended June 30, 2024. Any fees waived under the Investment Management Agreement are not subject to future reimbursement to the Investment Adviser pursuant to the Expense Limitation and Reimbursement Agreement. As of June 30, 2025 and December 31, 2024, the payable related to the Pre-Incentive Fee Net Investment Income Returns were $1,141.3 and $443.7, respectively, and the payable related to Incentive Fees related to the capital gains incentive fee were $1.9 and $190.6, respectively.

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

For the three and six months ended June 30, 2025, the Fund incurred $202.7 and $370.4, respectively, in Administration Fees under the Administration Agreement. For the three and six months ended June 30, 2024, the Fund incurred $31.7 and $49.2, respectively, in Administration Fees under the Administration Agreement. The Administrator has chosen to voluntarily waive $8.6 and $26.1, respectively, of Administration Fees earned in accordance with the Administration Agreement for the three and six months ended June 30, 2024, which is reflected in the Statement of Operations as a part of fee waivers. Any fees waived under the Administration Agreement are not subject to future reimbursement to the Administrator pursuant to the Expense Limitation and Reimbursement Agreement.

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

Under a Distribution and Servicing Plan, the Fund pays the Managing Dealer, subject to FINRA and other limitations, with respect to the Class S, Class D and Class F shares, 0.85%, 0.25% and 0.50%, respectively, on an annualized basis as a percentage of the net asset value for such class. Class I shares are not subject to any shareholder servicing or distribution fees. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the net assets of the applicable class as of the beginning of the first calendar day of the month.

Expense Limitation and Reimbursement Agreement

The Fund entered into the Expense Limitation and Reimbursement Agreement with the Investment Adviser and the Administrator on October 25, 2024, which will terminate on May 1, 2026, unless renewed by mutual agreement of the Investment Adviser, the Administrator, and the Fund, or unless otherwise terminated by the Fund’s Board upon at least thirty (30) days written notice to the Investment Adviser and the Administrator. Pursuant to the Expense Limitation and Reimbursement Agreement, the Investment Adviser and the Administrator are obligated to pay, absorb or reimburse all of the Fund's operating costs and expenses incurred, including, but not limited to organization and offering costs and legal, administration, accounting, printing, mailing, subscription processing and filing fees and expenses, as determined in accordance with GAAP ("Operating Expenses") (x) above 1.25% of the value of the Fund’s quarterly net assets as of the beginning of the first calendar day of the applicable quarter adjusted for any share issuances or repurchases during the applicable quarter during the period of time that the Fund operates as a privately offered, non-traded BDC and (y) above 1.25% of the value of the Fund’s monthly net assets as of the beginning of the first calendar day of the applicable month adjusted for any share issuances or repurchases during the applicable month during the period of time that the Fund operates as a publicly-offered, non-traded BDC (each such payment, absorption or reimbursement, a "Required Expense Payment"). Any Required Expense Payment must be paid by the Investment Adviser and the Administrator in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Investment Adviser, the Administrator, or their affiliates.

For the three and six months ended June 30, 2025, the Fund was reimbursed $315 and $582, respectively by the Investment Adviser and the Administrator. As of June 30, 2025 and December 31, 2024, the Fund owed the Investment Adviser and the Administrator $0 and $271, respectively, in recoupment, which is reflected in the Consolidated Statement of Assets and Liabilities under "Due to affiliates". As of June 30, 2025, the Investment Adviser and the Administrator owed the Fund $315 in expense reimbursement, which is reflected in the Consolidated Statements of Assets and Liabilities under "Due from affiliates". At June 30, 2025, the Fund's expiration of reimbursements subject to recoupment was as follows:

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

On March 14, 2025, the SEC issued an order (the "Multi-Class Order") granting the Fund’s application for exemptive relief from Sections 18(a)(2), 18(c), 18(i) and 61(a) under the 1940 Act. Under the terms of the Multi-Class Order, the Fund is permitted to offer multiple classes of its Common Shares with varying sales loads and asset-based distribution and/or service fees. For the three and six months ended June 30, 2025, the Fund did not issue any Class S, Class D, or Class F shares.

Note 5—Commitments and Contingencies

Commitments

In the ordinary course of business, the Fund may enter into future funding commitments. As of June 30, 2025, the Fund had unfunded commitments on delayed draw term loans and revolving credit lines of $57,882 and $37,372, respectively. As of December 31, 2024, the Fund had unfunded commitments on delayed draw term loans and revolving credit lines of $36,229 and $21,573, respectively. The Fund maintains sufficient cash, uncalled commitments, and borrowing capacity on hand to satisfy such unfunded commitments.

As of June 30, 2025, the Fund’s unfunded commitments consisted of the following.

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Allbridge, LLC	First Lien Senior Secured	Delayed Draw Loan	$166
Allbridge, LLC	First Lien Senior Secured	Revolving Credit Line	166
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Delayed Draw Loan	2,973
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Revolving Credit Line	991
Archtop Fiber Intermediate LLC	First Lien Senior Secured	Delayed Draw Loan	6,913
Armanino Advisory LLC	First Lien Senior Secured	Delayed Draw Loan	2,880
Armanino Advisory LLC	First Lien Senior Secured	Revolving Credit Line	1,632
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	59
Billhighway, LLC	First Lien Senior Secured	Delayed Draw Loan	99
Billhighway, LLC	First Lien Senior Secured	Revolving Credit Line	80
CheckedUp, Inc	First Lien Senior Secured	Revolving Credit Line	83
Compu-Link Corporation	First Lien Senior Secured	Revolving Credit Line	1,570
CrossLink Professional Tax Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	1,348
D4C Dental Brands, Inc.	First Lien Senior Secured	Revolving Credit Line	1,712
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Loan	1,139
Discovery SL Management, LLC	First Lien Senior Secured	Revolving Credit Line	300
DMA Holding Company	First Lien Senior Secured	Revolving Credit Line	82
Drive Assurance Corporation	First Lien Senior Secured	Delayed Draw Loan	270
Ensemble Music Schools LLC	First Lien Senior Secured	Delayed Draw Loan	8,010
Ensemble Music Schools LLC	First Lien Senior Secured	Revolving Credit Line	1,405
FloWorks International, LLC	First Lien Senior Secured	Delayed Draw Loan	2,409
Hasa Acquisition, LLC	First Lien Senior Secured	Delayed Draw Loan	145
Hasa Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	71
Integrity Marketing Acquisition, LLC	First Lien Senior Secured	Delayed Draw Loan	1,092
Integrity Marketing Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	962
Juvare, LLC	First Lien Senior Secured	Delayed Draw Loan	1,066
Juvare, LLC	First Lien Senior Secured	Revolving Credit Line	1,823
KCK Ltd	First Lien Senior Secured	Revolving Credit Line	846
Kemper Sports Management, LLC	First Lien Senior Secured	Revolving Credit Line	163
Military Retail Solutions, LLC	First Lien Senior Secured	Delayed Draw Loan	1,515
Military Retail Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	757
Nuclear Care Partners Holdings, Inc.	First Lien Senior Secured	Revolving Credit Line	1,616
OEP Wheeler Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,572
OL Texas Restaurants, LLC	First Lien Senior Secured	Delayed Draw Loan	583
OL Texas Restaurants, LLC	First Lien Senior Secured	Revolving Credit Line	233
Palmetto Longevity Fund, LLC	First Lien Senior Secured	Revolving Credit Line	3,636
Pansophic Learning US, LLC	First Lien Senior Secured	Revolving Credit Line	997
PDDS Holdco, Inc.	First Lien Senior Secured	Delayed Draw Loan	1
Pediatric Home Respiratory Services, LLC	First Lien Senior Secured	Delayed Draw Loan	1,916
Pediatric Home Respiratory Services, LLC	First Lien Senior Secured	Revolving Credit Line	681
Periscope Cybermaxx Buyer, Inc	First Lien Senior Secured	Delayed Draw Loan	1,935
Periscope Cybermaxx Buyer, Inc	First Lien Senior Secured	Revolving Credit Line	688
Petvet Care Centers, LLC	First Lien Senior Secured	Delayed Draw Loan	1,769
Petvet Care Centers, LLC	First Lien Senior Secured	Revolving Credit Line	1,769
Project Pathfinder Borrower, LLC	First Lien Senior Secured	Revolving Credit Line	1,960
Rails International, LLC	First Lien Senior Secured	Revolving Credit Line	2,342
Rialto Management Group, LLC	First Lien Senior Secured	Revolving Credit Line	667
Salt US Holdco, LLC	First Lien Senior Secured	Delayed Draw Loan	406
Seatex Merger Sub, LLC	First Lien Senior Secured	Delayed Draw Loan	2,853
Seatex Merger Sub, LLC	First Lien Senior Secured	Revolving Credit Line	1,426
Senior Support Holdings (Franchise) Acquisition, Inc.	First Lien Senior Secured	Delayed Draw Loan	4,468
SL Buyer Corp.	First Lien Senior Secured	Delayed Draw Loan	3,871

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
SL Buyer Corp.	First Lien Senior Secured	Revolving Credit Line	774
Solidcore Topco, LLC	First Lien Senior Secured	Delayed Draw Loan	3,244
Solidcore Topco, LLC	First Lien Senior Secured	Revolving Credit Line	1,622
Spartan CP, LLC	First Lien Senior Secured	Delayed Draw Loan	2,891
Spartan CP, LLC	First Lien Senior Secured	Revolving Credit Line	414
Sportime Clubs, LLC	First Lien Senior Secured	Delayed Draw Loan	5,268
Sportime Clubs, LLC	First Lien Senior Secured	Revolving Credit Line	195
Total Fleet Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,148
WildBrain Ltd.	First Lien Senior Secured	Revolving Credit Line	1,522
XDimensional Technologies, Inc.	First Lien Senior Secured	Revolving Credit Line	60
Total			$95,254

As of December 31, 2024, the Fund’s unfunded commitments consisted of the following.

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Allbridge	First Lien Senior Secured	Delayed Draw Loan	$166
Allbridge	First Lien Senior Secured	Revolving Credit Line	166
Armanino	First Lien Senior Secured	Delayed Draw Loan	2,880
Armanino	First Lien Senior Secured	Revolving Credit Line	1,920
Baker Hill	First Lien Senior Secured	Revolving Credit Line	82
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	63
Billhighway	First Lien Senior Secured	Delayed Draw Loan	99
Billhighway	First Lien Senior Secured	Revolving Credit Line	80
BKH	First Lien Senior Secured	Delayed Draw Loan	208
Cardiovascular Logistics	First Lien Senior Secured	Delayed Draw Loan	461
CheckedUp	First Lien Senior Secured	Revolving Credit Line	110
CrossLink	First Lien Senior Secured	Revolving Credit Line	1,124
D4C Dental	First Lien Senior Secured	Revolving Credit Line	1,902
Discovery SL Management	First Lien Senior Secured	Delayed Draw Loan	1,499
Discovery SL Management	First Lien Senior Secured	Revolving Credit Line	300
Firebirds	First Lien Senior Secured	Delayed Draw Loan	19
Firebirds	First Lien Senior Secured	Revolving Credit Line	24
FloWorks International	First Lien Senior Secured	Delayed Draw Loan	2,409
Global School Management	First Lien Senior Secured	Delayed Draw Loan	499
GoAuto	First Lien Senior Secured	Delayed Draw Loan	270
HASA	First Lien Senior Secured	Delayed Draw Loan	157
HASA	First Lien Senior Secured	Revolving Credit Line	151
Hornblower	First Lien Senior Secured	Revolving Credit Line	227
InXpress	First Lien Senior Secured	Delayed Draw Loan	620
Kemper Sports Management	First Lien Senior Secured	Revolving Credit Line	163
Nuclear Care	First Lien Senior Secured	Revolving Credit Line	1,616
Ojos Locos	First Lien Senior Secured	Delayed Draw Loan	583
Ojos Locos	First Lien Senior Secured	Revolving Credit Line	233
Omnimax	First Lien Senior Secured	Delayed Draw Loan	5,116
Pediatric Home Respiratory	First Lien Senior Secured	Delayed Draw Loan	1,916
Pediatric Home Respiratory	First Lien Senior Secured	Revolving Credit Line	894
Periscope Cybermaxx	First Lien Senior Secured	Delayed Draw Loan	2,032
Periscope Cybermaxx	First Lien Senior Secured	Revolving Credit Line	688
PetVet Care Centers	First Lien Senior Secured	Delayed Draw Loan	1,769
PetVet Care Centers	First Lien Senior Secured	Revolving Credit Line	1,769
Planet DDS	First Lien Senior Secured	Delayed Draw Loan	3
Pro Food Solutions	First Lien Senior Secured	Delayed Draw Loan	1,515
Pro Food Solutions	First Lien Senior Secured	Revolving Credit Line	757
Rails International	First Lien Senior Secured	Revolving Credit Line	2,342
Rialto Management	First Lien Senior Secured	Revolving Credit Line	667
SeaTex	First Lien Senior Secured	Delayed Draw Loan	2,853
SeaTex	First Lien Senior Secured	Revolving Credit Line	1,141
Senior Support Holdings	First Lien Senior Secured	Delayed Draw Loan	1,520
Solidcore Topoco	First Lien Senior Secured	Delayed Draw Loan	3,244
Solidcore Topoco	First Lien Senior Secured	Revolving Credit Line	1,622
Spartan Fitness	First Lien Senior Secured	Delayed Draw Loan	956
Spartan Fitness	First Lien Senior Secured	Revolving Credit Line	414
Splash Car Wash	First Lien Senior Secured	Delayed Draw Loan	29

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Sportime Clubs- Term Loan A	First Lien Senior Secured	Delayed Draw Loan	3,608
Sportime Clubs- Term Loan B	First Lien Senior Secured	Delayed Draw Loan	1,798
Sportime Clubs	First Lien Senior Secured	Revolving Credit Line	293
Total Fleet Solutions	First Lien Senior Secured	Revolving Credit Line	1,148
WildBrain	First Lien Senior Secured	Revolving Credit Line	1,617
XDimensional Technologies	First Lien Senior Secured	Revolving Credit Line	60
Total			$57,802

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the consolidated financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedules of Investments as of June 30, 2025 and December 31, 2024. The par amount of the unfunded portfolio company commitments is not recognized by the Fund until the commitment is funded.

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

The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings for the three and six months ended June 30, 2025 was 6.50% and 6.67%, respectively. The average daily debt outstanding for the three and six months ended June 30, 2025 was $285,974 and $236,379, respectively. The maximum debt outstanding for the three and six months ended June 30, 2025 was $313,600 and $313,600, respectively.

The following table represents borrowings as of June 30, 2025.

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statement of Assets and Liabilities
Secured Loan Facility	$400,000	$285,282	$3,166	$282,116
Total	$400,000	$285,282	$3,166	$282,116

The following table represents borrowings as of December 31, 2024.

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statement of Assets and Liabilities
Secured Loan Facility	$300,000	$160,100	$722	$159,378
Total	$300,000	$160,100	$722	$159,378

The following table represents interest and debt fees for the three months ended June 30, 2025.

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
Secured Loan Facility	SOFR + 2.20%	$6,050	$157	$—
Total		$6,050	$157	$—
(1)
As of June 30, 2025, the 1-month SOFR rate was 4.32%.
(2)
Amortization of deferred financing costs and other fees are included in "interest expense" on the Consolidated Statements of Operations.

The following table represents interest and debt fees for the six months ended June 30, 2025.

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
Secured Loan Facility	SOFR + 2.20%	$9,209	$307	$—
Total		$9,209	$307	$—
(1)
As of June 30, 2025, the 1-month SOFR rate was 4.32%.
(2)
Amortization of deferred financing costs and other fees are included in "interest expense" on the Consolidated Statements of Operations.

At June 30, 2025, the carrying amount of the Fund's borrowings on the Secured Loan Facility approximated their fair value in accordance with ASC 820.

Secured Borrowing Agreement

On July 22, 2024, the Fund entered into a participation agreement (the "Participation Agreement") with Macquarie Bank Limited ("Macquarie"). The Fund will transfer investments to Macquarie for cash and repurchase the same investment on a forward settlement basis. The repurchase transaction will have a settlement date of up to 90 days. The repurchase transaction under the Participation Agreement is a type of secured borrowing, in which the Fund will retain the economics of the investment and will pay an interest charge. The amount outstanding under the Participation Agreement as of June 30, 2025 and December 31, 2024 was $73,509 and $63,237, respectively, which is reflected as "Secured Borrowing" on the Consolidated Statements of Assets and Liabilities. The average amount outstanding for the three and six months ended June 30, 2025 was $79,253 and $60,518, respectively. The amount of interest incurred under the Participation Agreement for the three and six months ended June 30, 2025, was $239.7 and $1,028.7, respectively, which equated to an effective interest rate of 7.40% and 6.85%, respectively. Interest expense incurred under the Participation Agreement is included on the Consolidated Statements of Operations as "Interest expense".

Note 7—Capital

During the three and six months ended June 30, 2025 and 2024, the Fund’s capital stock activity was as follows:

Share Issuances

The following table summarizes the total shares issued and net proceeds (in thousands) for the three and six months ended June 30, 2025.

Share Issue Date	Shares Issued	Net Proceeds Received
January 2, 2025	2,769,444	$70,150
April 1, 2025	1,182,206	30,064
May 1, 2025	596,896	15,000
June 1, 2025	1,787,133	45,000
Total Shares Issued	6,335,679	$160,214

The following table summarizes the total shares issued and net proceeds (in thousands) through the dividend reinvestment plan ("DRIP") for the three and six months ended June 30, 2025.

Share Issue Date	Shares Issued	Net Proceeds Received
January 31, 2025	38	$1
February 28, 2025	39	1
March 31, 2025	47	1
April 30, 2025	72	2
May 31, 2025	76	2
June 30, 2025	73	2
Total Shares Issued	346	$9

The following table summarizes the total shares issued and net proceeds (in thousands) for the three and six months ended June 30, 2024.

Share Issue Date	Shares Issued	Net Proceeds Received
March 28, 2024	561,122	$14,000
April 30, 2024	497,810	12,500
June 28, 2024	1,196,172	30,000
Total Shares Issued	2,255,104	$56,500

There were no shares issued through the DRIP for the three and six months ended June 30, 2024.

As of June 30, 2025 and December 31, 2024, Comvest Group Holdings SPV II LLC, a wholly-owned subsidiary of an affiliate of Comvest Partners, owned 409 and 409, respectively, of the Fund's Class I shares, Feeder Fund I owned 8,069,077 and 4,854,006, respectively, of the Fund's Class I shares, and Feeder Fund II owned 6,203,476 and 3,091,288, respectively, of the Fund's Class I shares.

Distributions and Dividends

Distributions paid during the three and six months ended June 30, 2025, totaled $8,345 and $14,001, respectively. Distributions paid during the three and six months ended June 30, 2024, totaled $1,028 and $1,622, respectively.

The following table reflects distributions declared, per share, by the Board for the three and six months ended June 30, 2025.

Date Declared	Record Date	Payment Date	Per Share Amount
January 29, 2025	January 30, 2025	February 21, 2025	$0.16
February 27, 2025	February 27, 2025	March 24, 2025	$0.17
March 27, 2025	March 28, 2025	April 24, 2025	$0.20
April 28, 2025	April 29, 2025	May 22, 2025	$0.21
May 28, 2025	May 29, 2025	June 23, 2025	$0.22
June 25, 2025	June 27, 2025	July 23, 2025	$0.21

The following table reflects distributions declared, per share, by the Board for the three and six months ended June 30, 2024.

Date Declared	Record Date	Payment Date	Per Share Amount
March 27, 2024	March 27, 2024	March 28, 2024	$0.54
June 27, 2024	June 27, 2024	June 28, 2024	$0.48

Distributions to the Fund’s shareholders are recorded on the last business day of the month. The Fund intends to make distributions to its shareholders that will be sufficient to enable the Fund to qualify and maintain its status as a RIC. For the year ended December 31, 2024, the Fund distributed net investment income on a quarterly basis and beginning in January 2025, the Fund commenced monthly distributions.

The Fund has adopted a DRIP whereby shareholders, at the time of completing their subscription agreement, must select whether to receive their distributions in cash or automatically reinvest such distributions in additional shares.

Note 8—Net Assets

The following table reflects the net assets activity for the three months ended June 30, 2025.

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of March 31, 2025	10,715,270	$11	$269,950	$2,519	$272,480
Issuance of Shares, net of issuance costs	3,566,456	3	90,067	—	90,070
Distributions to shareholders	—	—	—	(8,345)	(8,345)
Net investment income (loss)	—	—	—	8,589	8,589
Net realized gain (loss) from investment transactions	—	—	—	(528)	(528)
Net change in unrealized gain (loss) on investments	—	—	—	(1,903)	(1,903)
Balance as of June 30, 2025	14,281,726	$14	$360,017	$332	$360,363

The following table reflects the net assets activity for the six months ended June 30, 2025.

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of December 31, 2024	7,945,702	$8	$199,800	$1,462	$201,270
Issuance of shares, net of issuance costs	6,336,024	6	160,217	—	160,223
Distributions to shareholders	—	—	—	(14,001)	(14,001)
Net investment income (loss)	—	—	—	14,406	14,406
Net realized gain (loss) from investment transactions	—	—	—	(528)	(528)
Net change in unrealized gain (loss) on investments	—	—	—	(1,007)	(1,007)
Balance as of June 30, 2025	14,281,726	$14	$360,017	$332	$360,363

The following table reflects the net assets activity for the three months ended June 30, 2024.

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of March 31, 2024	1,661,531	$2	$41,528	$(71)	$41,459
Issuance of Shares, net of issuance costs	1,693,982	1	42,499	—	42,500
Distributions to shareholders	—	—		(1,028)	(1,028)
Net investment income (loss)	—	—	—	1,069	1,069
Net realized gain (loss) from investment transactions	—	—	—	7	7
Net change in unrealized gain (loss) on investments	—	—	—	159	159
Balance as of June 30, 2024	3,355,513	$3	$84,027	$136	$84,166

The following table reflects the net assets activity for the six months ended June 30, 2024.

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of December 31, 2023	1,100,409	$1	$27,529	$(17)	$27,513
Issuance of shares, net of issuance costs	2,255,104	2	56,498	—	56,500
Distributions to shareholders	—	—	—	(1,622)	(1,622)
Net investment income (loss)	—	—	—	1,714	1,714
Net realized gain (loss) from investment transactions	—	—	—	7	7
Net change in unrealized gain (loss) on investments	—	—	—	54	54
Balance as of June 30, 2024	3,355,513	$3	$84,027	$136	$84,166

Note 9—Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2025 and December 31, 2024, there were no dilutive securities. The following information sets forth the computation of the weighted average basic and diluted net change in net assets per share resulting from operations for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations	$6,158	$1,235	$12,871	$1,775
Weighted average shares of shares outstanding - basic and diluted	12,886,833	2,036,017	11,791,703	1,582,603
Earnings (loss) per share of shares - basic and diluted	$0.48	$0.61	$1.09	$1.12

Note 10—Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended June 30,
	2025	2024
Per Share Operating Performance
Net Asset Value, Beginning of Period:	$25.33	$25.00
Results of Operations:(1)
Net Investment Income (Loss)	1.22	1.08
Net Realized and Unrealized Gain (Loss) on Investments	(0.14)	0.02
Net Increase (Decrease) in Net Assets Resulting from Operations	1.08	1.10
Distributions to Shareholders
Distributions from Net Investment Income(2)	(1.18)	(1.02)
Net Decrease in Net Assets Resulting from Distributions	(1.18)	(1.02)
Net Asset Value, End of Period	$25.23	$25.08
Shares Outstanding, End of Period	14,281,726	3,355,513
Total return(3)(4)	4.33%	4.44%
Net assets, end of period	$360,363	$84,166
Ratio/Supplemental Data
Weighted average shares outstanding	11,791,703	1,582,603
Ratio of net investment income (loss) to average net assets without waivers(5)	10.03%	(3.56%)
Ratio of net investment income (loss) to average net assets with waivers(5)	10.45%	8.70%
Ratio of total expenses to average net assets without waivers(5)	12.19%	14.31%
Ratio of total expenses to average net assets with waivers(5)	11.77%	2.05%
Asset coverage ratio(6)	201.3%	N/A
Portfolio turnover rate(4)	6.11%	2.00%

(1)
The per common share data was derived using weighted average shares outstanding.
(2)
The tax character of distributions is determined based on the total amount of taxable income for the full tax year and cannot be confirmed until after the close of the tax year. Accordingly, the tax character of the Fund’s distributions as denoted herein may be re-characterized later based on taxable income for the full tax year.
(3)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the period reported.
(4)
Not annualized.
(5)
Annualized.
(6)
Asset coverage ratio is presented as of June 30, 2025 and June 30, 2024, respectively.

Note 11—Subsequent Events

The Fund has evaluated subsequent events through the filing of this Form 10-Q and has determined that no material events or transactions occurred through the issuance date of the Fund's financial statements which require additional disclosure in or adjustment of the Fund's consolidated financial statements, except as noted below.

As disclosed in the Fund’s Form 8-K filed on August 11, 2025, Comvest Credit Partners (“CCP”), the parent company of the Investment Adviser, and Manulife Wealth & Asset Management (“Manulife”) entered into a definitive agreement on August, 6, 2025 for Manulife to acquire 75% of CCP’s private credit business (the “CCP/Manulife Transaction”). The CCP/Manulife Transaction is expected to close in the fourth quarter of 2025, subject to customary closing conditions and approvals. It is expected that Manulife’s existing senior credit team managing $3.7 billion in assets under management (“AUM”) will align with the CCP team to create a stand-alone $18.4 billion AUM private credit asset management platform. If the CCP/Manulife Transaction occurs, it is expected that the new private credit business will be co-branded as Manulife | Comvest. The new business will be led by Robert O’Sullivan, Co-Founder and CEO of CCP, Trustee of the Fund, and Chairman of the Board. It is expected that the CCP/Manulife Transaction will further strengthen CCP’s position in the private credit market and support its continued growth in the founder-owned and sponsor-backed segments. There can be no assurances that the CCP/Manulife Transaction will take place, or if it does, what the impact will be on CCP or us.

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
•
global economic, political and market conditions, including downgrades of the U.S. credit rating, Russia’s invasion of Ukraine and the conflict in the Middle East, may adversely affect the Fund’s business, results of operations and financial condition, including the Fund’s revenue growth and profitability;
•
our future operating results, our business prospects, the adequacy of our cash resources and working capital, and the impact of inflation, the imposition of tariffs and rising interest rates;
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

On December 13, 2024, the Fund received a notice of effectiveness from the SEC related to the Fund’s N-2 Registration Statement (the "Registration Statement"). Pursuant to the Registration Statement, the Fund intends to publicly offer on a continuous basis up to $2.0 billion of the Shares (the "Public Offering").

On March 14, 2025, the SEC issued the Fund an exemptive order ("Multi-Class Order") that permits the Fund to offer multiple classes of its Shares. Under the Multi-Class Order, the Fund may issue Class S, Class D, Class F and Class I shares.

The Fund is managed by the Investment Adviser, a Delaware limited liability company and an affiliate of Comvest Capital Advisors LLC and Comvest Credit Advisors LLC (collectively, "Comvest Partners"). The Investment Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser oversees the management of the Fund’s activities and is responsible for making investment decisions with respect to the Fund’s portfolio.

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

Portfolio and Investment Activity

During the six months ended June 30, 2025, we made $339,297 of investments in new or existing portfolio companies and had $33,667 in aggregate amount of sales and repayments, resulting in net investments of $305,630 for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

During the six months ended June 30, 2024, we made $49,108 of investments in new or existing portfolio companies and had $737 in aggregate amount of sales and repayments, resulting in net investments of $48,371 for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at June 30, 2025 was as follows.

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	94.6%	9.5%
Second Lien Senior Secured	3.6%	0.4%
Equity	1.0%	—
Warrants	0.0%	—
Cash Equivalents	0.8%	—
Total	100.0%	9.9%

Our portfolio composition, based on fair value at December 31, 2024 was as follows.

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	96.2%	9.9%
Equity	1.5%	—%
Warrants	—%	—%
Cash Equivalents	2.3%	—%
Total	100%	9.9%

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

The weighted average risk rating of our investments based on fair value was 2.0 as of June 30, 2025. As of June 30, 2025, the Fund had one portfolio investment on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies for additional details regarding the Fund’s non-accrual policy.

The following table shows the distribution of our investments on the 1 to 6 investment rating scale at fair value as of June 30, 2025.

Investment Rating (in thousands)	Cost	Percent	Fair Value	Percent
Investment Rating 1	$—	—%	$—	—%
Investment Rating 2	702,584	99.8	703,127	99.8
Investment Rating 3	—	—	—	—
Investment Rating 4	633	0.1	633	0.1
Investment Rating 5	647	0.1	647	0.1
Investment Rating 6	—	—	—	—
Total	$703,864	100.0%	$704,407	100.0%

The weighted average risk rating of our investments based on fair value was 2.0 as of December 31, 2024. As of December 31, 2024, the Fund had one portfolio company on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies for additional details regarding the Fund’s non-accrual policy.

The following table shows the distribution of our investments on the 1 to 6 investment rating scale at fair value as of December 31, 2024.

Investment Rating (in thousands)	Cost	Percent	Fair Value	Percent
Investment Rating 1	$—	—%	$—	—%
Investment Rating 2	395,825	99.5%	397,785	99.6%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	—	—%
Investment Rating 5	1,918	0.5%	1,483	0.4%
Investment Rating 6	—	—%	—	—%
Total	$397,743	100.0%	$399,268	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of the following periods.

	June 30, 2025		December 31, 2024
Portfolio Company	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Performing	$703,217	$703,760	$395,825	$397,785
Non-accrual	647	647	1,918	1,483
Total	$703,864	$704,407	$397,743	$399,268

The following table shows the weighted average rate, spread over the reference rate of floating rate and fees of investments originated during the three months ended June 30, 2025 and 2024.

	June 30, 2025	June 30, 2024
Weighted average rate of new investment fundings	9.80%	10.91%
Weighted average spread over the reference rate of new floating rate investment fundings	6.56%	5.57%
Weighted average OID fees of new investment fundings	—%	1.94%

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2025, was as follows (dollars in thousands).

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Total investment income	$18,024	$30,630
Less: Net expenses	9,435	16,224
Net investment income	8,589	14,406
Net realized gains (loss) on investments	(528)	(528)
Net change in unrealized income (losses) on investments	(1,903)	(1,007)
Net increase (decrease) in net assets resulting from operations	$6,158	$12,871

Our operating results for the three and six months ended June 30, 2024, was as follows (dollars in thousands).

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Total investment income	$1,371	$2,119
Less: Net expenses	302	405
Net investment income	1,069	1,714
Net realized gains (loss) on investments	7	7
Net change in unrealized income (losses) on investments	159	54
Net increase (decrease) in net assets resulting from operations	$1,235	$1,775

Investment Income

Investment income for the three and six months ended June 30, 2025, was driven by deployment of capital and interest income from our investments. The composition of our investment income was as follows (dollars in thousands).

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Interest from investments	$16,966	$29,376
Paid in kind interest income	697	697
Fee income	361	557
Total investment income	$18,024	$30,630

Investment income for the three and six months ended June 30, 2024, was driven by deployment of capital and interest income from our investments. The composition of our investment income was as follows (dollars in thousands).

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Interest from investments	$1,328	$2,054
Paid in kind interest income	9	17
Fee income	34	48
Total investment income	$1,371	$2,119

Operating Expenses

The composition of our operating expenses for the three and six months ended June 30, 2025, was as follows (dollars in thousands).

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Management fees	$1,020	$1,857
Incentive fees	839	1,763
Administrative expenses	202	370
Interest expense	6,447	10,545
Professional fees	339	670
Trustees' fees	52	105
Organizational and offering expenses	467	903
Other general expenses	384	593
Expense reimbursement	(315)	(582)
Net expenses	$9,435	$16,224

The composition of our operating expenses for the three and six months ended June 30, 2024, was as follows (dollars in thousands).

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Management fees	$158	$246
Incentive fees	7	88
Administrative expenses	32	49
Professional fees	1,257	1,880
Trustees' fees	53	94
Organizational and offering expenses	171	281
Other general expenses	98	182
Fee waivers	(51)	(237)
Expense reimbursement	(1,423)	(2,178)
Net expenses	$302	$405

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three and six months ended June 30, 2025, were as follows (dollars in thousands).

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Net realized gains (losses)
Non-controlled, non-affiliated investments	$(528)	$(528)
Total net realized gains (losses)	(528)	(528)
Net change in unrealized gains (losses) on investments
Non-controlled, non-affiliated investments	(1,885)	(981)
Net change in deferred tax liability	(18)	(26)
Total net change in unrealized gains (losses) on investments	(1,903)	(1,007)
Total net realized and unrealized gains (losses)	$(2,431)	$(1,535)

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three and six months ended June 30, 2024, were as follows (dollars in thousands).

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Net realized gains (losses)
Non-controlled, non-affiliated investments	$7	$7
Total net realized gains (losses)	7	7
Net change in unrealized gains (losses) on investments
Non-controlled, non-affiliated investments	168	63
Net change in deferred tax liability	(9)	(9)
Total net change in unrealized gains (losses) on investments	159	54
Total net realized and unrealized gains (losses)	$166	$61

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

As of June 30, 2025 and December 31, 2024, our debt consisted of an asset-based leverage facility, and short-term borrowings related to repurchase obligations. We have entered into, and expect to continue to enter into, additional credit facilities, increase the size of our existing facilities, or issue additional debt securities, including securitizations, unsecured debt, or other forms of debt. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities, or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. See "Borrowings" for more information.

Cash and cash equivalents on hand as of June 30, 2025, taken together with our available debt capacity and any capital commitments, is expected to be sufficient for our investing activities and to conduct our operations in the near future.

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

As of June 30, 2025, we had $5,536 in cash and cash equivalents. During the six months ended June 30, 2025, we used $291,518 in cash for operating activities, primarily as a result of funding portfolio investments of $339,297 and partially offset by other operating activities of $47,779. Cash provided by financing activities was $279,233 during the period, primarily the result of proceeds from the issuance of common shares and debt borrowings of $160,214 and $133,011, respectively. Additionally, we distributed $13,992 in cash distributions during the period.

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

Related Party Transactions and Agreements

Investment Management Agreement

We entered into an amended and restated investment management agreement (the "Investment Management Agreement"), under which the Investment Adviser, subject to the overall supervision of our Board manages the day-to-day operations of, and provides investment advisory services to us. Affiliates of the Investment Adviser also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours. The Investment Adviser has adopted policies designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities among multiple funds. In addition, any affiliated fund currently formed or formed in the future and managed by the Investment Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Investment Adviser or its affiliates.

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

Managing Dealer Agreement

We entered into a Managing Dealer Agreement (the "Managing Dealer Agreement") with AMG Distributors, Inc. (the "Managing Dealer"), pursuant to which the Managing Dealer agreed to, among other things, manage our relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of shares, which we refer to as "participating brokers," and financial advisors. The Managing Dealer also coordinates our marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures.

Expense Limitation and Reimbursement Agreement

We entered into a second amended and restated expense limitation and reimbursement agreement with the Investment Adviser and the Administrator on October 25, 2024, which will terminate on May 1, 2026, unless renewed by mutual agreement of the Investment Adviser, the Administrator, and the Fund, or unless otherwise terminated by the Fund’s Board upon at least thirty (30) days written notice to the Investment Adviser and the Administrator (the "Expense Limitation and Reimbursement Agreement"). Pursuant to the Expense Limitation and Reimbursement Agreement, the Investment Adviser and the Administrator are obligated to pay, absorb or reimburse all of our operating costs and expenses incurred, including, but not limited to organization and offering costs and legal, administration, accounting, printing, mailing, subscription processing and filing fees and expenses, as determined in accordance with generally accepted accounting principles for investment companies ("Operating Expenses") (x) above 1.25% of the value of the Fund’s quarterly net assets as of the beginning of the first calendar day of the applicable quarter adjusted for any share issuances or repurchases during the applicable quarter during the period of time that the Fund operates as a privately offered, non-traded BDC and (y) above 1.25% of the value of the Fund’s monthly net assets as of the beginning of the first calendar day of the applicable month adjusted for any share issuances or repurchases during the applicable month during the period of time that the Fund operates as a publicly-offered, non-traded BDC (each such payment, absorption or reimbursement, a "Required Expense Payment"). Any Required Expense Payment must be paid by the Investment Adviser and the Administrator in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Investment Adviser, the Administrator, or their affiliates.

Distributions and Dividends

Distributions declared for the three and six months ended June 30, 2025, totaled $8,345 and $14,001, respectively.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board as of the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount
January 29, 2025	January 30, 2025	February 21, 2025	$0.16
February 27, 2025	February 27, 2025	March 24, 2025	$0.17
March 27, 2025	March 28, 2025	April 24, 2025	$0.20
April 28, 2025	April 29, 2025	May 22, 2025	$0.21
May 28, 2025	May 29, 2025	June 23, 2025	$0.22
June 25, 2025	June 27, 2025	July 23, 2025	$0.21

Distributions declared for the three and six months ended June 30, 2024, totaled $1,028 and $1,622, respectively.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board as of the six months ended June 30, 2024:

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

Borrowings

We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, must equal at least 150% after such borrowing, with certain limited exceptions. At our organizational meeting on October 20, 2023, the Board approved a proposal that, effective October 20, 2023, permits us to reduce our asset coverage ratio to 150%. We may in the future determine to utilize a greater amount of leverage, including for investment purposes. As of June 30, 2025 and December 31, 2024, we had $355,625 and $222,615, respectively, par value of outstanding borrowings. As of June 30, 2025 and December 31, 2024, our asset coverage ratio was 201.3% and 190.7%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Secured Loan Facility

On July 16, 2024 and as amended on March 27, 2025, Subsidiary II has entered into a Loan and Servicing Agreement (as amended, the "Secured Loan Facility"), with Sumitomo Mitsui Banking Corporation, as collateral agent, administrative agent and a lender, Webster Bank, N.A., as a lender, and Western Alliance Trust Company, N.A., as account bank, collateral custodian and collateral administrator. The Secured Loan Facility provides for borrowings in U.S. dollars up to a maximum principal amount of $400,000 thousand. Proceeds from the borrowings under the Secured Loan Facility will be used primarily to finance the purchase or origination of loans. Unless otherwise terminated, the Secured Loan Facility will mature on July 16, 2029. The interest rate on outstanding loans will be calculated by the 1-month SOFR rate plus a spread of 2.20%. Please refer to Note 6—Borrowings in the notes to our consolidated financial statements for further details on the Secured Loan Facility.

Contractual Obligations

We entered into the Investment Management Agreement with the Investment Adviser pursuant to the 1940 Act to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. Payments for investment advisory services under the Investment Management Agreement are described under Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 4. Related Party Transactions. Payments for administration services under the Administration Agreement are described under Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 4. Related Party Transactions. Payments for marketing and distribution services under the Managing Dealer Agreement are described under Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 4. Related Party Transactions.

Off-Balance Sheet Arrangements

As of June 30, 2025, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of June 30, 2025, we had unfunded commitments on revolving credit lines and delayed draw term loans of $95,300. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand. Please refer to Note 5—Commitments and Contingencies in the notes to our consolidated financial statements for further detail on these unfunded commitments.

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

While our significant accounting policies are also described in Note 2—Summary of Significant Accounting Policies of the notes to our consolidated financial statements appearing elsewhere in this report, we believe the following accounting policy, Valuation of Portfolio Investments, requires the most significant judgment in the preparation of our consolidated financial statements because it involves judgments and assumptions about highly complex and inherently uncertain matters. In addition, the impact of reasonably different estimates and assumptions could have a greater impact on our consolidated financial statements.

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

One or more independent valuation firms (each a "Valuation Agent") are engaged to independently value the Fund's investments, in consultation with the Investment Adviser. The Fund's valuation procedures, which are the procedures that are followed by such Valuation Agent, are described under Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 2. Summary of Significant Accounting Policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. From March 2022 to July 2023, the Federal Reserve was periodically raising interest rates to combat inflation and maintained the same rate benchmark from July 2023 to September 2024. While the Federal Reserve cut its benchmark rate in the third and fourth quarters of 2024 for the first time since March 2020, future reductions to benchmark rates are not certain. As a result, key base interest rates, such as the Secured Overnight Financing Rate ("SOFR"), may fluctuate over time. As of June 30, 2025, 99% of investments at fair value represent floating-rate investments with a reference rate floor and none of our debt investments at fair value represent fixed-rate investments.

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

Assuming that the interim and unaudited Consolidated Statements of Assets and Liabilities as of June 30, 2025, was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Interest Income (in thousands)	Net Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 100 basis points	$(7,069)	$(3,556)	$(3,513)
Down 200 basis points	(14,138)	(7,113)	(7,025)
Up 100 basis points	7,069	3,556	3,513
Up 200 basis points	14,138	7,113	7,025
Up 300 basis points	21,207	10,669	10,538

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2025. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective in accomplishing their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Fund did not make any sales of unregistered securities during the fiscal quarter ended June 30, 2025 that were not previously disclosed in a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

AMG Comvest Senior Lending Fund

Date: August 13, 2025	By:	/s/ Robert O’Sullivan
	Name: Title:	Robert O’Sullivan Chief Executive Officer

Date: August 13, 2025	By:	/s/ Cecilio M. Rodriguez
	Name: Title:	Cecilio M. Rodriguez Chief Financial Officer