Form 10-Q
period 2025-09-30
John Hancock Comvest Private Income Fund
filed 2025-11-14
CIK 1987221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01669

John Hancock Comvest Private Income Fund

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

There were 17,839,728 issued and outstanding shares of the registrant’s Class I common shares of beneficial interest, $0.001 par value per share, on November 14, 2025.

John Hancock Comvest Private Income Fund

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands, except share and per share data)

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $812,955 and $397,743, respectively)	$813,445	$399,268
Cash and cash equivalents	24,371	20,393
Restricted cash	10,979	2,492
Receivables:
Receivable for paydowns of investments	150	36
Interest receivable	6,981	3,193
Due from affiliates (Note 4)	630	—
Prepaid expenses and other assets	727	2,084
Total Assets	$857,283	$427,466

Liabilities
Secured Loan Facility (net of deferred financing costs of $3,008 and $722, respectively)	$332,297	$159,378
Secured Borrowing	65,037	63,237
Payables:
Dividend distributions payable	3,391	—
Management fee payable, net (Note 4)	1,285	505
Deferred tax liability	69	25
Interest payable	2,486	1,273
Incentive fee payable	1,436	634
Due to affiliates (Note 4)	—	271
Accrued other general and administrative expenses	416	873
Total Liabilities	$406,417	$226,196

Commitments and contingencies (Note 5)

Net Assets
Class I shares, $0.001 par value; unlimited authorized; 17,839,728 and 7,945,702 shares issued and outstanding, respectively	$18	$8
Additional paid-in capital	450,019	199,800
Total distributable earnings (accumulated deficit)	829	1,462
Total Net Assets	$450,866	$201,270
Total Liabilities and Net Assets	$857,283	$427,466
Net Asset Value Per Share	$25.27	$25.33

The accompanying notes are an integral part of these consolidated financial statements.

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$20,306	$2,974	$49,682	$5,045
Payment-in-kind interest income	154	—	851	—
Fee income	600	70	1,157	118
Total Investment Income	21,060	3,044	51,690	5,163
Expenses:
Management fees	1,285	265	3,142	511
Incentive fees	1,435	151	3,198	239
Administrative expenses	258	54	628	103
Interest expense	6,848	687	17,393	687
Professional fees	497	287	1,167	2,167
Trustees’ fees	53	52	158	146
Organizational and offering expenses	473	346	1,376	627
Other general expenses	624	195	1,217	377
Total Expenses	11,473	2,037	28,279	4,857
Less: Fee waivers (Note 4)	—	—	—	(237)
Less: Expense reimbursement (Note 4)	(476)	(592)	(1,058)	(2,770)
Net expenses	10,997	1,445	27,221	1,850
Net Investment Income (Loss)	10,063	1,599	24,469	3,313

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	485	—	(43)	7
Total net realized gains (losses)	485	—	(43)	7
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(54)	410	(1,035)	473
Net change in deferred tax liability	(18)	(6)	(44)	(15)
Total net change in unrealized gains (losses)	(72)	404	(1,079)	458
Total realized and unrealized gains (losses)	413	404	(1,122)	465
Net Increase (Decrease) in Net Assets Resulting from Operations	$10,476	$2,003	$23,347	$3,778

Per Share Data:
Basic and diluted net investment income/(loss) per share	$0.62	$0.48	$1.84	$1.52
Basic and diluted net increase/(decrease) in net assets resulting from operations per share	$0.65	$0.60	$1.76	$1.73
Weighted Average Shares Outstanding - Basic and Diluted	16,175,441	3,362,681	13,269,007	2,180,293

The accompanying notes are an integral part of these consolidated financial statements.

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$10,063	$1,599	$24,469	$3,313
Net realized gains (losses) on investments	485	—	(43)	7
Net change in unrealized gains (losses) on investments	(72)	404	(1,079)	458
Net Increase (Decrease) in Net Assets Resulting from Operations	10,476	2,003	23,347	3,778

Net Increase (Decrease) in Net Assets Resulting from Shareholder Distributions	(9,979)	(2,001)	(23,980)	(3,623)

Increase in Net Assets Resulting from Capital Share Transactions
Proceeds of issuance of common shares	90,000	16,540	250,214	73,040
Reinvestment of distributions	6	—	15	—
Proceeds from issuance of shares	90,006	16,540	250,229	73,040

Total Increase (Decrease) in Net Assets	90,503	16,542	249,596	73,195
Net Assets, Beginning of Period	360,363	84,166	201,270	27,513
Net Assets, End of Period	$450,866	$100,708	$450,866	$100,708

The accompanying notes are an integral part of these consolidated financial statements.

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$23,347	$3,778
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains) losses on investments	43	(7)
Net change in unrealized (gains) losses (net of the change in deferred tax liability)	1,079	(458)
Net accretion of discount on investments	(1,196)	(135)
Payment in-kind interest income	(851)	—
Purchases of portfolio investments	(479,363)	(108,788)
Sales or repayments of portfolio investments	66,041	1,000
Increase (decrease) in operating assets and liabilities:
Increase in interest receivable	(3,788)	(1,062)
Increase in due from affiliates	(630)	90
(Increase) decrease in prepaid expenses and other assets	1,357	(601)
Increase in management fees payable	780	265
Increase in interest payable	1,213	420
Increase in incentive fee payable, net	802	158
Decrease in due to affiliates	(271)	—
Increase in accrued other general and administrative expenses	(457)	(714)
Net cash provided by (used in) operating activities	(391,894)	(106,054)
Cash Flows provided by (used in) Financing Activities:
Borrowings on Secured Loan Facility	341,500	46,000
Repayments on Secured Loan Facility	(166,296)	—
Proceeds from Secured Borrowing	143,599	22,271
Repayments on Secured Borrowing	(141,799)	—
Deferred financing costs paid	(2,285)	(374)
Distributions paid in cash	(20,574)	(3,623)
Proceeds from issuance of shares	250,214	73,040
Net cash provided by (used in) financing activities	404,359	137,314
Net increase (decrease) in cash and cash equivalents	12,465	31,260
Cash and cash equivalents and restricted cash, beginning of period	22,885	8,511
Cash and cash equivalents and restricted cash, end of period	$35,350	$39,771

Supplemental and Non-Cash Information:
Interest paid during the period	$16,180	$267
Reinvestment of distributions during the period	$15	$—

The accompanying notes are an integral part of these consolidated financial statements.

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

September 30, 2025

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
Ag Bells LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.00% (0.75% floor)	9.16%	8/19/2030	$-	$(11)	$(12)	0.0%
Ag Bells LLC - Term Loan	Consumer Services	SOFR + 5.00% (0.75% floor)	9.16%	8/19/2031	10,358	10,255	10,254	2.3%
Allbridge, LLC - Delayed Draw Term Loan (6)	Telecommunication Services	SOFR + 5.50% (1.00% floor)	9.50%	6/5/2030	-	(1)	-	0.0%
Allbridge, LLC - Revolving Credit Line (6)	Telecommunication Services	SOFR + 5.50% (1.00% floor)	9.50%	6/5/2030	-	(2)	-	0.0%
Allbridge, LLC - Term Loan (7)	Telecommunication Services	SOFR + 5.50% (1.00% floor)	9.50%	6/5/2030	1,768	1,749	1,768	0.4%
Allied OMS Intermediate Company, LLC - Delayed Draw Term Loan (6)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.11%	12/12/2030	-	(14)	(12)	0.0%
Allied OMS Intermediate Company, LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.11%	12/12/2030	-	(9)	(4)	0.0%
Allied OMS Intermediate Company, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.11%	12/12/2030	8,155	8,076	8,122	1.8%
Ampler QSR Holdings LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.00% (0.75% floor)	9.16%	8/19/2030	-	(16)	(16)	0.0%
Ampler QSR Holdings LLC - Term Loan	Consumer Services	SOFR + 5.00% (0.75% floor)	9.16%	8/19/2031	10,521	10,416	10,416	2.3%
Archtop Fiber Intermediate LLC - Delayed Draw Term Loan (6)	Telecommunication Services	SOFR + 6.25% (2.75% floor)	10.53%	4/1/2030	-	(94)	(83)	0.0%
Archtop Fiber Intermediate LLC - Term Loan	Telecommunication Services	SOFR + 6.25% (2.75% floor)	10.53%	4/1/2030	4,508	4,424	4,454	1.0%
Armanino Advisory LLC - Delayed Draw Term Loan (6)	Commercial & Professional Services	SOFR + 5.75% (1.00% floor)	9.92%	10/18/2029	326	303	326	0.1%
Armanino Advisory LLC - Revolving Credit Line (6)	Commercial & Professional Services	SOFR + 5.75% (1.00% floor)	9.89%	10/18/2029	-	(31)	-	0.0%
Armanino Advisory LLC - Term Loan	Commercial & Professional Services	SOFR + 5.75% (1.00% floor)	9.89%	10/18/2029	13,341	13,121	13,341	3.0%
Aspire General Holding Company LLC - Delayed Draw Term Loan (6)	Insurance	SOFR + 6.00% (2.00% floor)	10.16%	8/1/2030	-	(26)	(26)	0.0%
Aspire General Holding Company LLC - Revoling Credit Line (6)	Insurance	SOFR + 6.00% (2.00% floor)	10.16%	8/1/2030	-	(7)	(7)	0.0%
Aspire General Holding Company LLC - Term Loan	Insurance	SOFR + 6.00% (2.00% floor)	10.16%	8/1/2030	18,157	17,979	17,976	4.0%
Batteries Plus Holding Corporation - Revolving Credit Line (6)(8)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	11.01%	6/27/2028	5	4	5	0.0%
Batteries Plus Holding Corporation - Term Loan (7)(8)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	11.01%	6/27/2028	472	469	472	0.1%
BHP Management Holdings, LLC - Delayed Draw Term Loan (7)(8)	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.65%	10/27/2028	721	718	721	0.2%
BHP Management Holdings, LLC - Term Loan (7)(8)	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	9.15%	10/27/2028	1,250	1,244	1,250	0.3%
Billhighway, LLC - Delayed Draw Term Loan (6)(8)	Software & Services	SOFR + 6.75% (1.00% floor)	11.01%	2/8/2029	61	59	61	0.0%
Billhighway, LLC - Revolving Credit Line (6)(8)	Software & Services	SOFR + 6.75% (1.00% floor)	11.01%	2/8/2029	-	(1)	-	0.0%
Billhighway, LLC - Term Loan (8)	Software & Services	SOFR + 6.75% (1.00% floor)	11.01%	2/8/2029	960	950	960	0.2%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2025

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
Bishop Street Underwriters LLC - Delayed Draw Term Loan (6)	Financial Services	SOFR + 5.50% (1.00% floor)	9.66%	7/31/2031	$-	$(33)	$(69)	0.0%
Bishop Street Underwriters LLC - Term Loan	Financial Services	SOFR + 5.50% (1.00% floor)	9.66%	7/31/2031	10,268	10,168	10,166	2.3%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan A (7)(8)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.90%	1/31/2029	486	479	485	0.1%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan B (7)(8)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.90%	1/31/2029	476	469	475	0.1%
Cardiology Management Holdings, LLC - Term Loan (7)(8)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.90%	1/31/2029	688	678	688	0.2%
CheckedUp, Inc - Delayed Draw Term Loan (7)(8)	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.76%	10/20/2027	243	242	242	0.1%
CheckedUp, Inc - Revolving Credit Line (6)(8)	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.76%	10/20/2027	73	73	72	0.0%
CheckedUp, Inc - Term Loan (7)(8)	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.76%	10/20/2027	868	866	862	0.2%
Complete Paper Inc. - Term Loan	Materials	SOFR + 5.00% (0.75% floor)	9.00%	2/4/2031	19,950	19,678	19,371	4.3%
Compu-Link Corporation - Revolving Credit Line (6)	Financial Services	SOFR + 6.25% (1.00% floor)	10.47%	4/4/2030	-	(21)	(16)	0.0%
Cooper's Hawk Intermediate Holding,LLC - Delayed Draw Term Loan (6)	Consumer Services	SOFR + 5.50% (0.75% floor)	9.70%	7/29/2031	-	(29)	(47)	0.0%
Cooper's Hawk Intermediate Holding,LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.50% (0.75% floor)	9.70%	7/29/2031	-	(27)	(22)	0.0%
Cooper's Hawk Intermediate Holding,LLC - Term Loan	Consumer Services	SOFR + 5.50% (0.75% floor)	9.70%	7/29/2031	19,211	18,924	18,980	4.2%
CRA Funding 1, LLC - Term Loan	Financial Services	SOFR + 4.75% (2.00% floor)	8.91%	3/16/2029	26,952	26,707	26,653	5.9%
CrossLink Professional Tax Solutions, LLC - Revolving Credit Line (6)	Software & Services	SOFR + 5.25% (1.00% floor)	9.25%	6/30/2028	225	212	217	0.0%
CrossLink Professional Tax Solutions, LLC - Term Loan	Software & Services	SOFR + 5.25% (1.00% floor)	9.25%	6/30/2028	9,020	8,933	8,966	2.0%
D4C Dental Brands, Inc. - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 4.50% (3.00% floor)	8.70%	11/27/2029	238	222	232	0.1%
D4C Dental Brands, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 4.50% (3.00% floor)	8.70%	11/27/2029	19,780	19,613	19,721	4.4%
Diesco Industries Ltd. - Term Loan (9)(20)	Food, Beverage & Tobacco	SOFR + 6.50% (2.00% floor)	10.50%	12/31/2029	25,397	25,068	24,838	5.5%
Diesco Industries Ltd. - Term Loan B (9)(20)	Food, Beverage & Tobacco	SOFR + 6.50% (2.00% floor)	10.50%	12/31/2029	1,381	1,361	1,351	0.3%
Discovery SL Management, LLC - Delayed Draw Term Loan A (7)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.66%	3/18/2030	356	354	355	0.1%
Discovery SL Management, LLC - Delayed Draw Term Loan B (6)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.66%	3/18/2030	820	813	816	0.2%
Discovery SL Management, LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.66%	3/18/2030	-	(3)	(1)	0.0%
Discovery SL Management, LLC - Term Loan (7)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.66%	3/18/2030	2,126	2,106	2,120	0.5%
DMA Holding Company - Revolving Credit Line (6)	Software & Services	SOFR + 7.00% (1.00% floor)	11.26%	7/19/2028	33	31	28	0.0%
DMA Holding Company - Term Loan	Software & Services	SOFR + 7.00% (1.00% floor)	11.26%	7/19/2028	1,044	1,027	1,000	0.2%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2025

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
Drive Assurance Corporation - Term Loan (7)(9)	Insurance	SOFR + 7.00% (2.00% floor)	11.16%	7/10/2030	$3,645	$3,615	$3,645	0.8%
Ensemble Music Schools LLC - Delayed Draw Term Loan B (6)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.66%	3/28/2030	-	(29)	(67)	0.0%
Ensemble Music Schools LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.66%	3/28/2030	-	(19)	(22)	0.0%
Ensemble Music Schools LLC - Term Loan	Consumer Services	SOFR + 5.50% (1.00% floor)	9.66%	3/28/2030	9,112	8,983	8,966	2.0%
FloWorks International, LLC - Delayed Draw Term Loan (6)	Capital Goods	SOFR + 4.75% (0.75% floor)	8.95%	11/26/2031	-	(11)	(29)	0.0%
FloWorks International, LLC - Term Loan	Capital Goods	SOFR + 4.75% (0.75% floor)	8.95%	11/26/2031	19,177	19,007	18,946	4.2%
Fullsteam Operations LLC - Delayed Draw Term Loan (6)	Software & Services	SOFR + 5.25% (0.75% floor)	9.48%	8/8/2031	-	(28)	(58)	0.0%
Fullsteam Operations LLC - Revolving Credit Line (6)	Software & Services	SOFR + 5.25% (0.75% floor)	9.48%	8/8/2031	-	(19)	(19)	0.0%
Fullsteam Operations LLC - Term Loan	Software & Services	SOFR + 5.25% (0.75% floor)	9.48%	8/8/2031	17,308	17,136	17,135	3.8%
HAH Group Holding Company, LLC - Term Loan (10)	Health Care Equipment & Services	SOFR + 5.00%	9.16%	9/24/2031	9,925	9,793	8,970	2.0%
Handgards, LLC - Term Loan	Materials	SOFR + 5.00% (1.00% floor)	9.15%	4/10/2031	21,574	21,475	21,574	4.8%
Hasa Acquisition, LLC - Delayed Draw Term Loan (6)(8)	Capital Goods	SOFR + 4.75% (1.00% floor)	9.06%	1/10/2029	12	10	11	0.0%
Hasa Acquisition, LLC - Revolving Credit Line (6)(8)	Capital Goods	SOFR + 4.75% (1.00% floor)	9.05%	1/10/2029	-	(2)	(1)	0.0%
Hasa Acquisition, LLC - Term Loan (7)(8)	Capital Goods	SOFR + 4.75% (1.00% floor)	9.05%	1/10/2029	1,389	1,368	1,380	0.3%
Heathos LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.91%	9/19/2031	-	(11)	(11)	0.0%
Heathos LLC - Term Loan	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.91%	9/19/2031	12,158	11,977	11,976	2.7%
Hornblower Sub LLC - Revolving Credit Line (6)	Transportation	SOFR + 5.50% (1.00% floor)	9.65%	7/3/2029	388	385	382	0.1%
Hornblower Sub LLC - Term Loan (7)	Transportation	SOFR + 5.50% (1.00% floor)	9.80%	7/3/2029	2,863	2,840	2,823	0.6%
Integrity Marketing Acquisition, LLC - Delayed Draw Term Loan (6)	Financial Services	SOFR + 5.00% (0.75% floor)	9.20%	8/25/2028	-	(4)	(3)	0.0%
Integrity Marketing Acquisition, LLC - Revolving Credit Line (6)	Financial Services	SOFR + 5.00% (0.75% floor)	9.20%	8/25/2028	-	(1)	(3)	0.0%
Integrity Marketing Acquisition, LLC - Term Loan	Financial Services	SOFR + 5.00% (0.75% floor)	9.20%	8/25/2028	17,929	17,918	17,875	4.0%
Juvare, LLC - Delayed Draw Term Loan (6)	Software & Services	SOFR + 5.25% (0.50% floor)	9.55%	5/1/2031	-	-	(5)	0.0%
Juvare, LLC - Revolving Credit Line (6)	Software & Services	SOFR + 5.25% (0.50% floor)	9.55%	5/1/2031	-	(8)	(9)	0.0%
Juvare, LLC - Term Loan	Software & Services	SOFR + 5.25% (0.50% floor)	9.55%	5/1/2031	11,850	11,790	11,790	2.6%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2025

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
KCK Ltd - Revolving Credit Line (9)(21)	Financial Services	SOFR + 5.55%	9.55%	9/27/2027	$7,026	$7,003	$7,026	1.6%
KCK Ltd - Term Loan (9)(11)(21)	Financial Services	SOFR + 5.55%	9.55%	9/27/2027	12,495	12,453	12,495	2.8%
KCK Ltd - Term Loan B (9)(21)	Financial Services	SOFR + 5.55%	9.55%	9/27/2027	1,608	1,608	1,608	0.4%
KCK Ltd - Term Loan C (9)(21)	Financial Services	SOFR + 5.55%	9.55%	9/27/2027	26	26	26	0.0%
Kemper Sports Management, LLC - Delayed Draw Term Loan (7)(8)	Consumer Services	SOFR + 5.00% (1.00% floor)	9.16%	10/11/2029	440	438	440	0.1%
Kemper Sports Management, LLC - Revolving Credit Line (6)(8)	Consumer Services	SOFR + 5.00% (1.00% floor)	9.16%	10/11/2029	-	(1)	-	0.0%
Kemper Sports Management, LLC - Term Loan (7)(8)	Consumer Services	SOFR + 5.00% (1.00% floor)	9.16%	10/11/2029	1,813	1,803	1,813	0.4%
Learn-it Systems, LLC - Delayed Draw Term Loan A (6)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.46%	7/10/2031	-	(27)	(55)	0.0%
Learn-it Systems, LLC - Delayed Draw Term Loan B (6)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.46%	7/10/2031	-	-	(11)	0.0%
Learn-it Systems, LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.46%	7/10/2031	-	(26)	(28)	0.0%
Learn-it Systems, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.46%	7/10/2031	13,761	13,556	13,555	3.0%
Military Retail Solutions, LLC - Delayed Draw Term Loan (6)(8)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.41%	6/28/2029	-	(11)	(2)	0.0%
Military Retail Solutions, LLC - Revolving Credit Line (6)(8)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.41%	6/28/2029	-	(11)	(1)	0.0%
Military Retail Solutions, LLC - Term Loan (8)(11)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.41%	6/28/2029	12,586	12,385	12,573	2.8%
National Debt Relief, LLC - Delayed Draw Term Loan (7)(8)	Financial Services	SOFR + 6.50% (2.50% floor)	10.78%	2/7/2028	598	595	597	0.1%
National Debt Relief, LLC - Revolving Credit Line (8)	Financial Services	SOFR + 6.50% (2.50% floor)	10.78%	2/7/2028	120	119	120	0.0%
National Debt Relief, LLC - Term Loan (7)(8)	Financial Services	SOFR + 6.50% (2.50% floor)	10.78%	2/7/2028	718	714	717	0.2%
Nuclear Care Partners Holdings, Inc. - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.72%	10/1/2030	-	(20)	(6)	0.0%
Nuclear Care Partners Holdings, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.72%	10/1/2030	7,401	7,304	7,371	1.6%
Obra CICS Finance, LLC - Term Loan (9)	Insurance	SOFR + 4.50% (3.00% floor)	8.66%	12/31/2030	23,571	23,490	23,571	5.2%
OEP Wheeler Buyer, LLC - Revolving Credit Line (6)	Capital Goods	SOFR + 5.25% (1.00% floor)	11.50%	4/1/2030	1,258	1,215	1,226	0.3%
OEP Wheeler Buyer, LLC - Term Loan	Capital Goods	SOFR + 5.25% (1.00% floor)	9.54%	4/1/2030	11,005	10,852	10,895	2.4%
OL Texas Restaurants, LLC - Revolving Credit Line (6)(8)	Consumer Services	SOFR + 5.00% (1.00% floor)	9.46%	8/29/2029	-	(1)	-	0.0%
OL Texas Restaurants, LLC - Term Loan (7)	Consumer Services	SOFR + 5.00% (1.00% floor)	9.46%	8/29/2029	1,435	1,430	1,435	0.3%
OmniMax International, LLC - Delayed Draw Term Loan	Capital Goods	SOFR + 5.75% (1.00% floor)	9.92%	12/6/2030	5,091	4,997	5,060	1.1%
OmniMax International, LLC - Term Loan	Capital Goods	SOFR + 5.75% (1.00% floor)	9.92%	12/6/2030	16,483	16,185	16,384	3.6%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2025

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
OpCo Borrower, LLC - Term Loan B	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	10.53%	4/26/2029	$10,363	$10,224	$10,363	2.3%
Palmetto Longevity Fund, LLC - Delayed Draw Term Loan (6)	Insurance	SOFR + 6.50% (1.50% floor)	10.66%	4/11/2030	828	796	815	0.2%
Palmetto Longevity Fund, LLC - Revolving Credit Line (6)	Insurance	SOFR + 6.50% (1.50% floor)	10.66%	4/11/2030	292	237	267	0.1%
Palmetto Longevity Fund, LLC - Term Loan	Insurance	SOFR + 6.50% (1.50% floor)	10.66%	4/11/2030	13,835	13,644	13,752	3.1%
Pansophic Learning US, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	9.92%	5/15/2029	1,482	1,455	1,482	0.3%
Pansophic Learning US, LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.91%	5/15/2029	-	(16)	-	0.0%
Pansophic Learning US, LLC - Term Loan (7)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.91%	5/15/2029	11,846	11,637	11,846	2.6%
Pediatric Home Respiratory Services, LLC - Delayed Draw Term Loan (6)	Health Care Equipment & Services	SOFR + 5.00% (0.75% floor)	9.24%	12/23/2030	-	(4)	(6)	0.0%
Pediatric Home Respiratory Services, LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 5.00% (0.75% floor)	9.24%	12/23/2030	383	379	380	0.1%
Pediatric Home Respiratory Services, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.00% (0.75% floor)	9.25%	12/23/2030	9,745	9,701	9,715	2.2%
Peer Advisors LLC - Term Loan	Financial Services	SOFR + 6.25% (1.00% floor)	10.47%	4/4/2030	22,391	22,073	22,167	4.9%
Periscope Cybermaxx Buyer, Inc - Delayed Draw Term Loan (6)	Software & Services	SOFR + 5.25% (1.00% floor)	9.41%	11/5/2029	177	164	155	0.0%
Periscope Cybermaxx Buyer, Inc - Revolving Credit Line (6)	Software & Services	SOFR + 5.25% (1.00% floor)	9.41%	11/5/2029	-	(8)	(8)	0.0%
Periscope Cybermaxx Buyer, Inc - Term Loan	Software & Services	SOFR + 5.25% (1.00% floor)	9.41%	11/5/2029	7,565	7,470	7,482	1.7%
Petvet Care Centers, LLC - Delayed Draw Term Loan (6)	Health Care Equipment & Services	SOFR + 6.00% (0.75% floor)	10.16%	11/15/2030	-	(12)	(127)	0.0%
Petvet Care Centers, LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 6.00% (0.75% floor)	10.16%	11/15/2030	-	(26)	(127)	0.0%
Petvet Care Centers, LLC - Term Loan	Health Care Equipment & Services	SOFR + 6.00% (0.75% floor)	10.16%	11/15/2030	13,322	13,114	12,363	2.7%
Project Pathfinder Borrower, LLC - Revolving Credit Line (6)	Software & Services	SOFR + 5.00% (0.75% floor)	9.33%	1/22/2032	-	(18)	(14)	0.0%
Project Pathfinder Borrower, LLC - Term Loan	Software & Services	SOFR + 5.00% (0.75% floor)	9.33%	1/22/2032	20,035	19,854	19,895	4.4%
Project Pathfinder Borrower, LLC - Term Loan B	Software & Services	SOFR + 5.00% (0.75% floor)	9.33%	1/22/2032	1,500	1,485	1,489	0.3%
PURIS, LLC - Term Loan	Commercial & Professional Services	SOFR + 5.75% (1.00% floor)	9.81%	6/27/2031	19,890	20,098	19,890	4.4%
Rails International, LLC - Revolving Credit Line (6)	Consumer Discretionary Distribution & Retail	SOFR + 6.25% (2.00% floor)	10.41%	12/20/2029	-	(40)	(47)	0.0%
Rails International, LLC - Term Loan	Consumer Discretionary Distribution & Retail	SOFR + 6.25% (2.00% floor)	10.41%	12/20/2029	13,039	12,811	12,778	2.8%
Restaurant Holding Company, LLC - Term Loan (7)(8)(22)	Consumer Services	SOFR + 6.25% (1.00% floor)	10.53%	2/25/2028	1,991	1,986	1,991	0.4%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2025

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
Rialto Management Group, LLC - Revolving Credit Line (6)	Financial Services	SOFR + 5.00% (0.75% floor)	9.16%	12/5/2030	$-	$(7)	$-	0.0%
Rialto Management Group, LLC - Term Loan	Financial Services	SOFR + 5.00% (0.75% floor)	9.16%	12/5/2030	17,867	17,710	17,867	4.0%
Salisbury House, LLC - Delayed Draw Term Loan (6)	Consumer Services	SOFR + 5.00% (0.75% floor)	9.16%	8/18/2032	-	(12)	(24)	0.0%
Salisbury House, LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.00% (0.75% floor)	9.16%	8/18/2032	269	253	253	0.1%
Salisbury House, LLC - Term Loan	Consumer Services	SOFR + 5.00% (0.75% floor)	9.16%	8/18/2032	11,791	11,674	11,673	2.6%
Salt US Holdco, LLC - Delayed Draw Term Loan (6)	Transportation	SOFR + 5.73% (1.00% floor)	9.74%	7/31/2029	267	264	264	0.1%
Salt US Holdco, LLC - Term Loan (7)	Transportation	SOFR + 5.73% (1.00% floor)	9.73%	7/31/2029	1,984	1,968	1,974	0.4%
Seatex Merger Sub, LLC - Delayed Draw Term Loan (6)	Materials	SOFR + 5.75% (1.00% floor)	10.08%	10/22/2029	-	(17)	(34)	0.0%
Seatex Merger Sub, LLC - Revolving Credit Line (6)	Materials	SOFR + 5.75% (1.00% floor)	10.08%	10/22/2029	-	(17)	(17)	0.0%
Seatex Merger Sub, LLC - Term Loan	Materials	SOFR + 5.75% (1.00% floor)	10.08%	10/22/2029	7,786	7,688	7,692	1.7%
Select Rehabilitation, LLC - Term Loan A	Health Care Equipment & Services	SOFR + 5.00% (5.00% floor)	10.00%	12/29/2028	633	633	633	0.1%
Select Rehabilitation, LLC - Term Loan B (12)	Health Care Equipment & Services	FIXED 7.60%	7.60% PIK	12/29/2028	1,314	647	666	0.1%
Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.55%	3/20/2030	1,516	1,490	1,516	0.3%
Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Loan B (6)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.25%	3/20/2030	-	(30)	-	0.0%
Senior Support Holdings (Franchise) Acquisition, Inc. - Term Loan (7)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.25%	3/20/2030	3,492	3,437	3,492	0.8%
Senior Support Holdings (Franchise) Acquisition, Inc. - Term Loan B	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.55%	3/20/2030	8,913	8,808	8,913	2.0%
SitusAMC Holdings Corporation - Term Loan	Financial Services	SOFR + 5.50% (0.75% floor)	9.50%	5/14/2031	21,682	21,574	21,552	4.8%
SL Buyer Corp. - Delayed Draw Term Loan (6)	Software & Services	SOFR + 7.25% (1.00% floor)	11.56%	4/16/2030	182	160	134	0.0%
SL Buyer Corp. - Revolving Credit Line (6)	Software & Services	SOFR + 7.25% (1.00% floor)	11.56%	4/16/2030	-	(9)	(10)	0.0%
SL Buyer Corp. - Term Loan	Software & Services	SOFR + 7.25% (1.00% floor)	11.56%	4/16/2030	17,807	17,597	17,585	3.9%
Solidcore Topco, LLC - Delayed Draw Term Loan (6)	Consumer Services	SOFR + 5.75% (1.50% floor)	10.07%	11/4/2030	-	(28)	-	0.0%
Solidcore Topco, LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.75% (1.50% floor)	10.07%	11/4/2030	-	(28)	-	0.0%
Solidcore Topco, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.50% floor)	10.07%	11/4/2030	16,138	15,855	16,138	3.6%
Sparta Capital Management, LLC - Term Loan	Financial Services	SOFR + 5.25% (1.50% floor)	9.41%	8/20/2029	6,182	6,121	6,120	1.4%
Sparta Capital Management, LLC - Delayed Draw Term Loan (6)	Financial Services	SOFR + 5.25% (1.50% floor)	9.41%	8/20/2029	-	(53)	(54)	0.0%
Spartan CP, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	9.91%	6/28/2029	2,052	2,025	2,040	0.5%
Spartan CP, LLC - Delayed Draw Term Loan B (6)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.91%	6/28/2029	2,699	2,634	2,675	0.6%
Spartan CP, LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.91%	6/28/2029	-	(9)	(2)	0.0%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2025

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
Spartan CP, LLC - Term Loan (7)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.91%	6/28/2029	$4,497	$4,425	$4,470	1.0%
Spartan CP, LLC - Term Loan B	Consumer Services	SOFR + 5.75% (1.00% floor)	9.91%	6/28/2029	3,989	3,915	3,965	0.9%
Sportime Clubs, LLC - Delayed Draw Term Loan A (6)	Consumer Services	SOFR + 6.50% (1.00% floor)	12.75%	10/17/2029	97	37	61	0.0%
Sportime Clubs, LLC - Delayed Draw Term Loan B (6)	Consumer Services	FIXED 18.00%	18.00%	10/17/2029	268	268	220	0.0%
Sportime Clubs, LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 6.50% (1.00% floor)	10.66%	10/17/2029	-	(5)	(3)	0.0%
Sportime Clubs, LLC - Term Loan A	Consumer Services	SOFR + 6.50% (1.00% floor)	10.66%	10/17/2029	6,794	6,679	6,726	1.5%
Sportime Clubs, LLC - Term Loan B	Consumer Services	FIXED 18.00%	18.00%	10/17/2029	1,443	1,405	1,406	0.3%
Total Fleet Buyer, LLC - Revolving Credit Line (6)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.60%	7/15/2030	-	(16)	-	0.0%
Total Fleet Buyer, LLC - Term Loan (7)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.60%	7/15/2030	5,620	5,537	5,620	1.2%
Total Fleet Buyer, LLC - Term Loan B	Capital Goods	SOFR + 4.50% (1.00% floor)	8.48%	7/15/2030	1,556	1,530	1,556	0.3%
U.S. Anesthesia Partners, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 7.50% (0.50% floor)	11.89%	10/1/2029	9,926	8,966	9,102	2.0%
Univista Intermediate Holdco LLC - Term Loan A	Insurance	SOFR + 3.85% (1.50% floor)	8.01%	1/10/2031	4,745	4,714	4,603	1.0%
Univista Intermediate Holdco LLC - Term Loan B	Insurance	SOFR + 5.25% (1.50% floor)	9.61%	1/10/2031	7,837	7,752	7,555	1.7%
WildBrain Ltd. - Revolving Credit Line (6)(9)(23)	Media & Entertainment	SOFR + 6.00% (1.00% floor)	10.32%	7/23/2029	761	732	761	0.2%
WildBrain Ltd. - Term Loan (7)(9)(23)	Media & Entertainment	SOFR + 6.00% (1.00% floor)	10.32%	7/23/2029	17,448	17,163	17,448	3.9%
XDimensional Technologies, Inc. - Delayed Draw Term Loan (8)	Software & Services	SOFR + 7.25% (2.00% floor)	11.51%	12/24/2025	12	12	12	0.0%
XDimensional Technologies, Inc. - Revolving Credit Line (6)(8)	Software & Services	SOFR + 7.25% (2.00% floor)	11.51%	12/24/2025	-	-	(2)	0.0%
XDimensional Technologies, Inc. - Term Loan (8)	Software & Services	SOFR + 7.25% (2.00% floor)	11.51%	12/24/2025	889	887	867	0.2%
Total First Lien Senior Secured					792,143	781,040	781,418	173.9%

Second Lien Senior Secured
GRAM ABF Vision Holdings, L.P. - Promissory Note	Insurance	FIXED 15.00%	15.00%	1/10/2031	$693	$674	$594	0.1%
Hometown Food Company - Term Loan B	Consumer Staples Distribution & Retail	SOFR + 7.50% (1.50% floor)	11.75%	6/3/2031	15,000	14,929	14,985	3.3%
Mitchell International, Inc. - Term Loan (10)	Software & Services	SOFR + 5.25% (0.50% floor)	9.41%	6/17/2032	7,080	6,951	7,027	1.6%
Total Second Lien Senior Secured					22,773	22,554	22,606	5.0%
Total Debt Investments					$814,916	$803,594	$804,024	178.9%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2025

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Acquisition Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Equity Investments
Private Companies
Allied OMS Intermediate Company, LLC - Preferred Units	Health Care Equipment & Services	NA	NA	6/9/2025	$10,780	$568	$610	0.1%
Amplify FG Holdco, L.P. - Class A Units (13)(14)	Commercial & Professional Services	NA	NA	10/18/2024	384	385	421	0.1%
CyberMaxx Holdings, LLC - Class A Common Units (15)	Software & Services	NA	NA	11/4/2024	90,374	-	24	0.0%
CyberMaxx Holdings, LLC - Class A-1 Preferred Units (15)	Software & Services	FIXED 8.00%	8.00% PIK	11/4/2024	344	369	369	0.1%
Ensemble Performing Arts Partners LLC - Series E Preferred Units (13)	Consumer Services	NA	NA	3/28/2025	6,110	703	703	0.2%
iCreditWorks Inc. - Series D Preferred Stock	Financial Services	FIXED 10.00% + 7.50% PIK	17.50%	12/27/2024	28,542	5,191	4,910	1.1%
ORECV, LLC - Membership Interest (9)	Real Estate Management & Development	NA	NA	8/8/2025	NA	1,774	1,774	0.4%
Senior Support Holdings, LP - Class A-1 Units (13)(16)	Health Care Equipment & Services	NA	NA	3/20/2024	371	371	427	0.1%
Senior Support Holdings, LP - Class B Units (13)(16)	Health Care Equipment & Services	NA	NA	3/20/2024	371	-	134	0.0%
Total Private Companies						9,361	9,372	2.1%
Total Equity Investments						$9,361	$9,372	2.1%

Warrants (17)
GRAM ABF Vision Holdings, L.P.	Insurance	NA	NA	1/10/2025	$47	$-	$49	0.0%
iCreditWorks Inc.	Financial Services	NA	NA	12/27/2024	11,372	-	-	0.0%
Total Warrants						-	49	0.0%
Total Investments						$812,955	$813,445	181.0%

Cash Equivalents
First American Government Obligations Fund - X Class (10)(18)	Cash Equivalents	NA	5.05%	NA	$24,371	$24,371	$24,371	5.4%
Cash Equivalents Total						24,371	24,371	5.4%
Investments and Cash Equivalents Total						$837,326	$837,816	186.4%
Other Assets, Less Liabilities (19)							$(386,950)	(86.4)%
Net Assets							$450,866	100.0%
(1)
Unless otherwise noted, the fair value of investments with respect to securities for which market quotations are not readily available are valued using significant unobservable inputs (See Note 3—Fair Value of Financial Instruments).
(2)
All investments domiciled in the United States unless otherwise noted.
(3)
The Fund updated certain descriptions of its portfolio companies presented in the consolidated financial statements as of September 30, 2025 to align with the legal issuer name, where applicable. These updates had no impact on the Consolidated Statements of Assets and Liabilities as of September 30, 2025.

(4)
Percentages are based on net assets as of September 30, 2025.
(5)
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, semiannually, or annually. For each, the Fund has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of September 30, 2025, the reference rates for the Fund's variable rate loans were the 1 month SOFR at 4.13%, the 3 month SOFR at 3.98%, and the 6 month SOFR at 3.85%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
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
(7)
Investment held in Comvest Senior Lending Fund LLI SPV, LLC, a wholly-owned subsidiary of the Fund, as collateral for the Secured Loan Facility. Please refer to Note 6.
(8)
Positions that have a SOFR reference rate, from time to time have an additional spread adjustment. This spread adjustment ranges from 0.00% - 0.26% depending on the contractual arrangement. These spread adjustments have been included in the all-in rate shown.
(9)
The investment is not a qualifying asset, under Section 55(a) of the Investment Company Act of 1940. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of September 30, 2025, 11.04% of the Fund's total assets are represented by investments at fair value that are considered non-qualifying assets.
(10)
Security's value was determined by using significant observable inputs.
(11)
Investment subject to the Participation Agreement and acts as collateral for the Secured Borrowing. Please refer to Note 6.
(12)
Investment is on non-accrual status.
(13)
Investment is held by Comvest Senior Lending Blocker MF SPV, LLC, a wholly-owned subsidiary of the Fund.
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
(19)
Included in the total is an amount of $10,979 held for collateral to meet requirements associated with the Secured Loan Facility. Please refer to Note 6.
(20)
Domiciled in the Dominican Republic.
(21)
Domiciled in Bermuda.
(22)
Domiciled in Puerto Rico.
(23)
Domiciled in Canada.

PIK - Payment-in-kind

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2025

(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2025.

Industry(1)	Investments and Cash Equivalents at Fair Value	Percentage of Fair Value
Financial Services	$149,754	17.9%
Health Care Equipment & Services	134,783	16.1%
Consumer Services	117,738	14.1%
Software & Services	95,071	11.3%
Insurance	72,794	8.7%
Capital Goods	61,048	7.3%
Materials	48,586	5.8%
Commercial & Professional Services	33,978	4.1%
Consumer Staples Distribution & Retail	27,555	3.3%
Food, Beverage & Tobacco	26,189	3.1%
Cash Equivalents	24,371	2.9%
Media & Entertainment	19,385	2.3%
Consumer Discretionary Distribution & Retail	12,731	1.5%
Telecommunication Services	6,139	0.7%
Transportation	5,443	0.6%
Real Estate Management & Development	1,774	0.2%
Technology Hardware & Equipment	477	0.1%
	$837,816	100.0%

(1)
The Fund reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of September 30, 2025, to align with Global Industry Classification Standards ("GICS"), where applicable. These reclassifications had no impact on the Consolidated Statements of Assets and Liabilities as of September 30, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

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

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

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

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

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

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

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

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

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

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

Portfolio Company (3)(6)(9)	Industry	Spread Above Index	Interest Rate	Acquisition Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Equity Investments
Private Companies
iCreditWorks Inc. - Series D Preferred Stock (13)	Software & Services	FIXED 10.00% + 7.50% PIK	0.00%	12/27/2024	$5,000,000	$4,900	$4,900	2.4%
Senior Support Holdings, LP - Class A-1 Units (8)(12)	Health Care Equipment & Services	NA		3/20/2024	338	338	369	0.2%
Senior Support Holdings, LP - Class B Units (8)(12)	Health Care Equipment & Services	NA		3/20/2024	338	-	57	0.0%
Total Private Companies						5,967	6,065	3.0%
Total Equity Investments						$5,967	$6,065	3.0%

Warrants (13)
iCreditWorks Inc.	Software & Services	NA		12/27/2024	11,372	-	-	0.0%
Total Warrants						-	-	0.0%
Total Investments						$397,743	$399,268	198.3%

Cash Equivalents
First American Government Obligations Fund - X Class (16)	Cash Equivalents	NA	5.05%		9,471	9,471	9,471	4.7%
Cash Equivalents Total						9,471	9,471	4.7%
Investments and Cash Equivalents Total						$407,214	$408,739	203.0%
Other Assets in Excess of Liabilities (17)							$(207,469)	(103.0)%
Net Assets							$201,270	100.0%
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

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

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
(8)
Investment is held by Comvest Senior Lending Blocker MF SPV, LLC, a wholly-owned subsidiary of the Fund.
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
(14)
Investment held in Comvest Senior Lending Fund LLI SPV, LLC, a wholly-owned subsidiary of the Fund, as collateral for the Secured Loan Facility. Please refer to Note 6.
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
(19)
Investment is on non-accrual status.

PIK - Payment-in-kind

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

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

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share amounts, percentages, and as otherwise indicated)

September 30, 2025

(Unaudited)

Note 1—Organization and Business Purpose

Organization

John Hancock Comvest Private Income Fund (the "Fund") is a Delaware statutory trust. The Fund was formed under the name Comvest Credit Partners BDC Fund, L.P. as a limited partnership on June 28, 2023, under the laws of the state of Delaware. The Fund changed its name to AMG Comvest Senior Lending Fund on October 23, 2023 and elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act") on October 24, 2023. On November 6, 2025, the Fund changed its name to John Hancock Comvest Private Income Fund in connection with the closing of the Manulife Transaction (as defined below). The Fund is a diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

The Fund is managed by Comvest Credit Managers, LLC (the "Investment Adviser"), a Delaware limited liability company. The Investment Adviser is an affiliate of Comvest Capital Advisors LLC and Comvest Credit Advisors LLC (collectively, "Comvest Partners") and Manulife Financial Corporation (collectively with its affiliates, "Manulife"). The Investment Adviser is registered as an investment adviser with the Securities and Exchange Commission ("SEC") under the Investment Advisers Act of 1940, as amended.

The Fund's seed inception date was September 29, 2023 ("Inception Date"), and the commencement of investment operations date was October 18, 2023.

On March 11, 2024, the Fund established AMG Comvest Senior Lending Blocker MF SPV, LLC ("Subsidiary I"), a wholly-owned subsidiary and Delaware limited liability company to hold equity securities of portfolio companies organized as a pass-through entity while continuing to satisfy the requirements of a RIC under the Code. Subsidiary I has filed an election to be treated as a corporation for tax purposes. On November 6, 2025, Subsidiary I changed its name to Comvest Senior Lending Blocker MF SPV, LLC.

On April 15, 2024, the Fund established AMG Comvest Senior Lending Fund LLI SPV, LLC ("Subsidiary II"), a wholly-owned financing subsidiary and Delaware limited liability company, for the purpose of holding pledged investments as collateral under a Secured Loan Facility, as defined in Note 6—Borrowings. Subsidiary II is a disregarded entity for tax purposes. On November 6, 2025, Subsidiary II changed its name to Comvest Senior Lending Fund LLI SPV, LLC.

On May 30, 2024, the Fund established AMG Comvest SLF California, LLC ("Subsidiary III", collectively with Subsidiary I and Subsidiary II, the "Subsidiaries"), a wholly-owned subsidiary and Delaware limited liability company, which has been established to acquire investments in the state of California, as required by California law. Subsidiary III is a disregarded entity for tax purposes. On November 6, 2025, Subsidiary III changed its name to Comvest SLF California, LLC.

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

On August 6, 2025, Comvest Group Holdings LP, (together with its affiliates, "Comvest"), the indirect parent company of the Adviser, and an affiliate of Manulife Financial Corporation (with its affiliates, "Manulife"), entered into a definitive agreement through Manulife's Global Wealth and Asset Management segment, to acquire 75% of Comvest’s private credit business (the "Manulife Transaction"). On November 3, 2025, the Manulife Transaction closed. The closing of the Manulife Transaction resulted in the automatic termination of the Fund’s current investment management agreement with the Investment Adviser (the "Current Investment Management Agreement") under the 1940 Act. Prior thereto, on August 27, 2025, the Board of Trustees of the Fund ("Board") approved a new investment management agreement between the Fund and the Investment Adviser (the "New Investment Advisory Agreement"), subject to shareholder approval. At a special meeting of shareholders on September 24, 2025, shareholders approved the New Investment Management Agreement, which became effective upon the closing of the Manulife Transaction. The New Investment Advisory Agreement is substantively identical in all respects to the Current Investment Advisory Agreement.

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

The Fund reclassified certain industry groupings of its portfolio companies presented in the accompanying consolidated financial statements as of September 30, 2025, to align with the recently updated GICS, where applicable. These reclassifications had no impact on the Consolidated Statements of Assets and Liabilities as of September 30, 2025.

The Fund updated certain descriptions of its portfolio companies presented in the consolidated financial statements as of September 30, 2025, to align with the legal issuer name, where applicable. These updates had no impact on the Consolidated Statements of Assets and Liabilities as of September 30, 2025.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these consolidated financial statements. Actual results could differ from those estimates.

Valuation of Portfolio Investments

The Investment Adviser applies fair value accounting in accordance with GAAP and valuation policies and procedures (the "Valuation Policy") adopted by the Board. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Fund’s Consolidated Statements of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Fund’s Consolidated Statements of Operations as "Net change in unrealized gains (losses) of investments".

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

Investment Classification

The Fund classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "control" is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, "Affiliated Investments" are defined as those investments in companies in which the Fund owns 5% or more of the voting securities. Consistent with the 1940 Act, "Non-affiliated Investments" are defined as investments that are neither control investments nor Affiliated Investments. As of September 30, 2025 and December 31, 2024, the Fund did not "control" and was not an "affiliated person" of any of its portfolio companies, each as defined in the 1940 Act.

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

The Fund considers all highly liquid investments that can be converted to cash, or having a maturity date, within three months, when acquired, to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Fund held cash equivalents in the form of money market fund shares held in First American Government Obligations Fund, X Class. The fair value of cash and cash equivalents as of September 30, 2025 and December 31, 2024, were $24,371 and $20,393, respectively, representing 5.4% and 10.1%, respectively, of the Fund’s net assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC Topic 820, Fair Value Measurements and Disclosure ("ASC 820"), as inputs in the valuation are observable.

Organizational Expenses and Offering Costs

The Fund bore the organizational expenses and will bear offering costs incurred in connection with its formation and the offering of its common shares of beneficial interest, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. Additionally, the Fund bore the organizational expenses and offering costs incurred in connection with the formation of Comvest Senior Lending Feeder Fund LLC ("Feeder Fund I") and Comvest Senior Lending Feeder Fund II LLC ("Feeder Fund II").

Organizational expenses are expensed as incurred, while offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of investment operations or effectiveness of the Public Offering. As of September 30, 2025 and December 31, 2024, unamortized offering costs of $284 and $1,585, respectively, were deferred and are reflected in the Consolidated Statements of Assets and Liabilities as part of prepaid expenses and other assets. For the three and nine months ended September 30, 2025, the Fund expensed organizational and offering costs in the amount of $473 and $1,376, respectively.

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

Subsidiary I filed an election with the Internal Revenue Service to be treated as a corporation for tax purposes and is subject to U.S. federal and state income taxes. The consolidated financial statements include the accounts of Subsidiary I, for which a provision for corporate income taxes has been recorded. Deferred income tax is generally computed by applying the federal statutory income tax rate of 21% and estimated applicable state tax statutory rates (net of federal tax benefit) to unrealized gains/(losses) on investments before taxes. For the nine months ended September 30, 2025, Subsidiary I recorded $44 as deferred tax expense, resulting in a deferred tax liability of $69 as of September 30, 2025. As of December 31, 2024 and for the year then ended, Subsidiary I recorded $25 as a deferred tax expense and deferred tax liability.

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

The Fund operates through a single operating and reporting segment with an investment objective to generate current income and capital appreciation primarily by investing in middle-market companies. The chief operating decision maker (the "CODM") is comprised of the Fund’s chief executive officer, and chief financial officer. The CODM assesses the performance and makes operating decisions for the Fund primarily based on the Fund’s change in net assets resulting from operations. In addition to other factors and metrics, the CODM utilizes the Fund’s net assets, total return, and ratios of net and gross expenses to average net assets as a key metric in reviewing the performance of the Fund. As the Fund’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statement of Assets and Liabilities as "Total Assets" and the significant segment expenses are listed on the Consolidated Statement of Operations.

Recent Accounting Standards Update

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 aims to enhance the transparency and decision-usefulness of income tax disclosures, particularly regarding the rate reconciliation and income taxes paid. The amendments require additional disaggregation of the effective tax rate reconciliation, including specific categories such as state and local taxes, foreign tax effects, tax credits, valuation allowance changes, and others, if individually significant. There is also a requirement for the disclosure of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign jurisdictions. Any individual jurisdiction comprising 5% or more of total payments must be disclosed separately. Furthermore, there is disaggregation of pre-tax income and income tax expense between domestic and foreign sources.

The Fund is a public business entity, and the guidance is effective for annual periods beginning after December 15, 2024 (i.e., fiscal year 2025). The Fund does not expect the adoption of ASU 2023-09 will have a material impact on its condensed consolidated financial statements.

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

The following table presents fair value measurements of investments and cash equivalents, by major class, as of September 30, 2025, according to the fair value hierarchy.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$8,970	$772,448	$781,418
Second Lien Senior Secured	—	7,027	15,579	22,606
Equity	—	—	9,372	9,372
Warrants	—	—	49	49
Cash Equivalents	24,371	—	—	24,371
Total	$24,371	$15,997	$797,448	$837,816

The following table presents fair value measurements of investments and cash equivalents, by major class, as of December 31, 2024, according to the fair value hierarchy.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$393,203	$393,203
Equity	—	—	6,065	6,065
Warrants	—	—	—	—
Cash Equivalents	9,471	—	—	9,471
Total	$9,471	$—	$399,268	$408,739

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2025.

	First Lien Senior Secured	Second Lien Senior Secured	Equity	Warrants	Total Investments
Balance as of December 31, 2024	$393,203	$—	$6,065	$—	$399,268
Purchases and other adjustments to cost	451,330	25,492	3,393	—	480,215
Sales and repayments	(53,181)	—	—	—	(53,181)
Transfers in	—	—	—	—	—
Transfers out	(19,730)	(9,859)	—	—	(29,589)
Net realized gain/ (loss) on investments	(551)	—	—	—	(551)
Net change in unrealized gain/ (loss) on investments	271	(63)	(86)	49	171
Net accretion of discount on investments	1,106	9	—	—	1,115
Balance as of September 30, 2025	$772,448	$15,579	$9,372	$49	$797,448
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2025	$(90)	$(23)	$(84)	$49	$(148)

For the nine months ended September 30, 2025, the Fund transferred three broadly syndicated loans from Level 3 to Level 2 due to the increased observability of valuation inputs.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2024.

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2023	$18,281	$—	$18,281
Purchases and other adjustments to cost	108,475	338	108,813
Sales and repayments	(1,150)	—	(1,150)
Net realized gain/ (loss) on investments	7	—	7
Net change in unrealized gain/ (loss) on investments	414	59	473
Net accretion of discount on investments	110	—	110
Balance as of September 30, 2024	$126,137	$397	$126,534
Net change in unrealized gains/(losses) for the period relating to those Level 3 assets that were still held by the Fund at the end of the period:	$414	$59	$473

For the three and nine months ended September 30, 2024, there were no transfers between levels of the fair value hierarchy.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of September 30, 2025. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range						Impact to
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum		Maximum		Weighted Average (a)		Valuation from an Increase in Input (b)
First Lien Senior Secured	$11,965	Recent Transaction Price	Recent Transaction Price	N/A		N/A		N/A		Decrease
Equity	1,774	Recent Transaction Price	Recent Transaction Price	N/A		N/A		N/A		Increase
Equity	4,910	Discounted Cash Flow	Discount Rate	19.6%		19.6%		19.6%		Increase
First Lien Senior Secured	759,184	Discounted Cash Flow	Discount Rate	4.9%		20.6%		9.0%		Increase
Second Lien Senior Secured	15,579	Discounted Cash Flow	Discount Rate	11.1%		19.5%		11.8%		Increase
Equity	2,295	Market Comparables	EBITDA Multiple	11.0	x	14.0	x	12.9	x	Increase
First Lien Senior Secured	1,299	Market Comparables	EBITDA Multiple	7.3	x	8.8	x	8.0	x	Increase
Warrant	49	Market Comparables	EBITDA Multiple	11.0	x	12.0	x	11.5	x	Increase
Equity	393	Market Comparables	Revenue Multiple	3.2	x	4.2	x	3.7	x	Increase
Total	$797,448
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

There were no significant changes in valuation approach or technique as of September 30, 2025 and December 31, 2024.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

As of September 30, 2025, the Fund had one portfolio investment on a non-accrual status. As of December 31, 2024, the Fund had one portfolio investment on a non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies for additional details regarding the Fund's non-accrual policy.

The following table shows the amortized cost and fair value of the Fund's performing and non-accrual investments as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
Portfolio Company	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Performing	$812,308	$812,779	$395,825	$397,785
Non-accrual	647	666	1,918	1,483
Total	$812,955	$813,445	$397,743	$399,268

For a discussion of the fair value measurement of the Fund's borrowings, refer to Note 6—Borrowings.

Note 4—Related Party Transactions

Investment Management Agreement

The Fund entered into an amended and restated investment management agreement (the "Current Investment Management Agreement") with the Investment Adviser in which the Investment Adviser, subject to the overall supervision of the Board, manages the day-to-day operations of, and provides investment advisory and management services to the Fund. Under the terms of the Investment Management Agreement, the Fund will pay the Investment Adviser an annual base management fee ("Management Fee") and incentive management fee (the "Incentive Fee"). The closing of the Manulife Transaction resulted in the automatic termination of the Current Investment Management Agreement with the Investment Adviser under the 1940 Act. Prior thereto, on August 27, 2025, the Board approved the New Investment Management Agreement between the Fund and the Investment Adviser, subject to shareholder approval. At a special meeting of shareholders on September 24, 2025, shareholders approved the New Investment Management Agreement, which became effective upon the closing of the Manulife Transaction. The Fund’s investment strategy and team, including the Fund’s executive officers, remained materially unchanged (except that certain officers affiliated with AMG Distributors, Inc., resigned upon the closing of the Manulife Transaction and were replaced by Comvest employees) following the Manulife Transaction, and the Manulife Transaction is not expected to have a material impact on the Fund’s operations. All material terms remain unchanged from the Current Investment Management Agreement to the New Investment Management Agreement (referred to hereafter as the“Investment Management Agreement”), including the management and incentive fees payable by the Fund.

Management Fee

The Management Fee will be calculated and payable quarterly in arrears at an annual rate of 1.25% of net assets as of the beginning of the first calendar day of the applicable quarter. The Management Fee will be appropriately adjusted for any share issuances or repurchases during the applicable quarter.

For the three and nine months ended September 30, 2025, the Fund incurred $1,284.6 and $3,141.5, respectively, in Management Fees under the Investment Management Agreement. For the three and nine months ended September 30, 2024, the Fund incurred $265.0 and $510.8, respectively, in Management Fees under the Investment Management Agreement. The Investment Adviser has chosen to voluntarily waive $0.0 and $130.3, respectively, of Management Fees earned in accordance with the Investment Management Agreement for the three and nine months ended September 30, 2024, which is reflected in the Statement of Operations as a part of fee waivers. Any fees waived under the Investment Management Agreement are not subject to future reimbursement to the Investment Adviser pursuant to the Expense Limitation and Reimbursement Agreement (as defined below).

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

For the three and nine months ended September 30, 2025, the Fund incurred $1,382.1 and $3,334.1, respectively, in Incentive Fees related to the Pre-Incentive Fee Net Investment Income Returns and recorded adjustments to Incentive Fees related to the capital gains incentive fee of $52.4 and ($136.3), respectively. For the three and nine months ended September 30, 2024, the Fund incurred $150.9 and $238.9, respectively, in Incentive Fees related to the Pre-Incentive Fee Net Investment Income Returns under the Investment Management Agreement and none related to capital gains. The Investment Adviser has chosen to voluntarily waive $0.0 and $81.0, respectively, of Incentive Fees earned in accordance with the Investment Management Agreement for the three and nine months ended September 30, 2024. The Investment Adviser has chosen to voluntarily waive $0.0 and $0.0, respectively, of Incentive Fees earned in accordance with the Investment Management Agreement for the three and nine months ended September 30, 2025. Any fees waived under the Investment Management Agreement are not subject to future reimbursement to the Investment Adviser pursuant to the Expense Limitation and Reimbursement Agreement. As of September 30, 2025 and December 31, 2024, the payable related to the Pre-Incentive Fee Net Investment Income Returns were $1,380.4 and $443.7, respectively, and the payable related to Incentive Fees related to the capital gains incentive fee were $55.9 and $190.6, respectively.

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

For the three and nine months ended September 30, 2025, the Fund incurred $257.7 and $628.1, respectively, in Administration Fees under the Administration Agreement. For the three and nine months ended September 30, 2024, the Fund incurred $53.5 and $102.6, respectively, in Administration Fees under the Administration Agreement. The Administrator has chosen to voluntarily waive $0.0 and $26.1, respectively, of Administration Fees earned in accordance with the Administration Agreement for the three and nine months ended September 30, 2024, which is reflected in the Statement of Operations as a part of fee waivers. The Administrator has chosen to voluntarily waive $0.0 and $0.0, respectively, of Administration Fees earned in accordance with the Administration Agreement for the three and nine months ended September 30, 2025, which is reflected in the Statement of Operations as a part of fee waivers. Any fees waived under the Administration Agreement are not subject to future reimbursement to the Administrator pursuant to the Expense Limitation and Reimbursement Agreement.

Managing Dealer Agreement

On November 3, 2025, in connection with the closing of the Manulife Transaction, the managing dealer agreement between the Fund and AMG Distributors, Inc. was terminated. On November 6, 2025, the Fund entered into a new managing dealer agreement with John Hancock Investment Management Distributors LLC, an affiliate of the Investment Advisor (the "Managing Dealer" and the "Managing Dealer Agreement"). Under the Managing Dealer Agreement, the Managing Dealer manages the Fund's relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of shares, which the Fund refers to as "participating brokers," and financial advisors.

Either party may terminate the Managing Dealer Agreement upon 60 days' written notice to the other party or immediately upon notice to the other party in the event such other party failed to comply with a material provision of the Managing Dealer Agreement. The Fund's obligations under the Managing Dealer Agreement to pay the shareholder servicing and/or distribution fees with respect to the Class S, Class D and Class F shares distributed in this offering as described therein shall survive termination of the agreement until such shares are no longer outstanding (including such shares that have been converted into Class I shares, as described above).

Under a Distribution and Servicing Plan, the Fund will pay its managing dealer, subject to FINRA and other limitations, with respect to the Class S, Class D and Class F shares, 0.85%, 0.25% and 0.50%, respectively, on an annualized basis as a percentage of the net asset value for such class. Class I shares are not subject to any shareholder servicing or distribution fees. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the net assets of the applicable class as of the beginning of the first calendar day of the month. No such fees have been incurred to date as there have been no subscriptions to these classes.

Expense Limitation and Reimbursement Agreement

The Fund entered into the Second Amended and Restated Expense Limitation and Reimbursement Agreement with the Investment Adviser and the Administrator on October 25, 2024, which will terminate on May 1, 2026, unless renewed by mutual agreement of the Investment Adviser, the Administrator, and the Fund, or unless otherwise terminated by the Fund’s Board upon at least thirty (30) days written notice to the Investment Adviser and the Administrator (the "Expense Limitation and Reimbursement Agreement"). Pursuant to the Expense Limitation and Reimbursement Agreement, the Investment Adviser and the Administrator are obligated to pay, absorb or reimburse all of the Fund's operating costs and expenses incurred, including, but not limited to organization and offering costs and legal, administration, accounting, printing, mailing, subscription processing and filing fees and expenses, as determined in accordance with GAAP ("Operating Expenses") (x) above 1.25% of the value of the Fund’s quarterly net assets as of the beginning of the first calendar day of the applicable quarter adjusted for any share issuances or repurchases during the applicable quarter during the period of time that the Fund operates as a privately offered, non-traded BDC and (y) above 1.25% of the value of the Fund’s monthly net assets as of the beginning of the first calendar day of the applicable month adjusted for any share issuances or repurchases during the applicable month during the period of time that the Fund operates as a publicly-offered, non-traded BDC (each such payment, absorption or reimbursement, a "Required Expense Payment"). Any Required Expense Payment must be paid by the Investment Adviser and the Administrator in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Investment Adviser, the Administrator, or their affiliates.

For the three and nine months ended September 30, 2025, the Fund was reimbursed $476 and $1,058, respectively by the Investment Adviser and the Administrator. For the three and nine months ended September 30, 2024, the Fund was reimbursed $592 and $2,770, respectively by the Investment Adviser and the Administrator. As of September 30, 2025 and December 31, 2024, the Fund owed the Investment Adviser and the Administrator $0 and $271, respectively, in recoupment, which is reflected in the Consolidated Statement of Assets and Liabilities under "Due to affiliates". As of September 30, 2025, the Investment Adviser and the Administrator owed the Fund $630 in expense reimbursement, which is reflected in the Consolidated Statements of Assets and Liabilities under "Due from affiliates". At September 30, 2025, the Fund's expiration of reimbursements subject to recoupment was as follows:

Expiration Period
Less than 1 year	$—
1-2 years	3,497
2-3 years	1,229
Total	$4,726

SEC Exemptive Relief

As a BDC, the Fund is subject to certain regulatory restrictions in making its investments. The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On December 12, 2023, the SEC granted certain affiliates of Manulife Financial Corporation an exemptive relief order (the "Co-Investment Order") that allows the Fund to enter into certain negotiated co-investment transactions alongside other funds managed by the Investment Adviser or its affiliates in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with conditions. Pursuant to the Co-Investment Order, the Fund is permitted to co-invest with its affiliates if, among other things, a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Fund’s independent trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Fund and the Fund’s shareholders and do not involve overreaching in respect of the Fund or the Fund’s shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Fund’s shareholders and is consistent with the Fund’s investment objective and strategies.

On March 14, 2025, the SEC issued an order (the "Multi-Class Order") granting the Fund’s application for exemptive relief from Sections 18(a)(2), 18(c), 18(i) and 61(a) under the 1940 Act. Under the terms of the Multi-Class Order, the Fund is permitted to offer multiple classes of its Common Shares with varying sales loads and asset-based distribution and/or service fees. For the three and nine months ended September 30, 2025, the Fund did not issue any Class S, Class D, or Class F shares.

Note 5—Commitments and Contingencies

Commitments

In the ordinary course of business, the Fund may enter into future funding commitments. As of September 30, 2025, the Fund had unfunded commitments on delayed draw term loans and revolving credit lines of $83,077 and $47,964, respectively. As of December 31, 2024, the Fund had unfunded commitments on delayed draw term loans and revolving credit lines of $36,229 and $21,573, respectively. The Fund maintains sufficient cash, uncalled commitments, and borrowing capacity on hand to satisfy such unfunded commitments.

As of September 30, 2025, the Fund’s unfunded commitments consisted of the following.

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Ag Bells LLC	First Lien Senior Secured	Revolving Credit Line	$1,165
Allbridge, LLC	First Lien Senior Secured	Delayed Draw Loan	166
Allbridge, LLC	First Lien Senior Secured	Revolving Credit Line	166
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Delayed Draw Loan	2,973
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Revolving Credit Line	991
Ampler QSR Holdings LLC	First Lien Senior Secured	Revolving Credit Line	1,611
Archtop Fiber Intermediate LLC	First Lien Senior Secured	Delayed Draw Loan	6,913
Armanino Advisory LLC	First Lien Senior Secured	Delayed Draw Loan	2,554
Armanino Advisory LLC	First Lien Senior Secured	Revolving Credit Line	1,920
Aspire General Holding Company LLC	First Lien Senior Secured	Delayed Draw Loan	2,638
Aspire General Holding Company LLC	First Lien Senior Secured	Revolving Credit Line	694
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	58
Billhighway, LLC	First Lien Senior Secured	Delayed Draw Loan	99
Billhighway, LLC	First Lien Senior Secured	Revolving Credit Line	80
Bishop Street Underwriters LLC	First Lien Senior Secured	Delayed Draw Loan	6,863
CheckedUp, Inc	First Lien Senior Secured	Revolving Credit Line	110
Compu-Link Corporation	First Lien Senior Secured	Revolving Credit Line	1,570
Cooper's Hawk Intermediate Holding,LLC	First Lien Senior Secured	Delayed Draw Loan	3,947
Cooper's Hawk Intermediate Holding,LLC	First Lien Senior Secured	Revolving Credit Line	1,842
CrossLink Professional Tax Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	1,124
D4C Dental Brands, Inc.	First Lien Senior Secured	Revolving Credit Line	1,664
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Loan	678
Discovery SL Management, LLC	First Lien Senior Secured	Revolving Credit Line	300
DMA Holding Company	First Lien Senior Secured	Revolving Credit Line	82
Ensemble Music Schools LLC	First Lien Senior Secured	Delayed Draw Loan	4,216
Ensemble Music Schools LLC	First Lien Senior Secured	Revolving Credit Line	1,405
FloWorks International, LLC	First Lien Senior Secured	Delayed Draw Loan	2,409
Fullsteam Operations LLC	First Lien Senior Secured	Delayed Draw Loan	5,769
Fullsteam Operations LLC	First Lien Senior Secured	Revolving Credit Line	1,923
Hasa Acquisition, LLC	First Lien Senior Secured	Delayed Draw Loan	145
Hasa Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	151
Heathos LLC	First Lien Senior Secured	Revolving Credit Line	707
Hornblower Sub LLC	First Lien Senior Secured	Revolving Credit Line	65
Integrity Marketing Acquisition, LLC	First Lien Senior Secured	Delayed Draw Loan	976
Integrity Marketing Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	962
Juvare, LLC	First Lien Senior Secured	Delayed Draw Loan	1,066
Juvare, LLC	First Lien Senior Secured	Revolving Credit Line	1,823
Kemper Sports Management, LLC	First Lien Senior Secured	Revolving Credit Line	163
Learn-it Systems, LLC	First Lien Senior Secured	Delayed Draw Loan	3,670
Learn-it Systems, LLC	First Lien Senior Secured	Delayed Draw Loan	734
Learn-it Systems, LLC	First Lien Senior Secured	Revolving Credit Line	1,835
Military Retail Solutions, LLC	First Lien Senior Secured	Delayed Draw Loan	1,515
Military Retail Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	757
Nuclear Care Partners Holdings, Inc.	First Lien Senior Secured	Revolving Credit Line	1,616
OEP Wheeler Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,887
OL Texas Restaurants, LLC	First Lien Senior Secured	Revolving Credit Line	233
Palmetto Longevity Fund, LLC	First Lien Senior Secured	Delayed Draw Loan	1,356
Palmetto Longevity Fund, LLC	First Lien Senior Secured	Revolving Credit Line	3,765
Pansophic Learning US, LLC	First Lien Senior Secured	Revolving Credit Line	997
Pediatric Home Respiratory Services, LLC	First Lien Senior Secured	Delayed Draw Loan	1,916
Pediatric Home Respiratory Services, LLC	First Lien Senior Secured	Revolving Credit Line	681
Periscope Cybermaxx Buyer, Inc	First Lien Senior Secured	Delayed Draw Loan	1,886
Periscope Cybermaxx Buyer, Inc	First Lien Senior Secured	Revolving Credit Line	688
Petvet Care Centers, LLC	First Lien Senior Secured	Delayed Draw Loan	1,769
Petvet Care Centers, LLC	First Lien Senior Secured	Revolving Credit Line	1,769
Project Pathfinder Borrower, LLC	First Lien Senior Secured	Revolving Credit Line	1,960
Rails International, LLC	First Lien Senior Secured	Revolving Credit Line	2,342
Rialto Management Group, LLC	First Lien Senior Secured	Revolving Credit Line	667
Salisbury House, LLC	First Lien Senior Secured	Delayed Draw Loan	2,371
Salisbury House, LLC	First Lien Senior Secured	Revolving Credit Line	1,312
Salt US Holdco, LLC	First Lien Senior Secured	Delayed Draw Loan	399
Seatex Merger Sub, LLC	First Lien Senior Secured	Delayed Draw Loan	2,853
Seatex Merger Sub, LLC	First Lien Senior Secured	Revolving Credit Line	1,426
Senior Support Holdings (Franchise) Acquisition, Inc.	First Lien Senior Secured	Delayed Draw Loan	4,468

SL Buyer Corp.	First Lien Senior Secured	Delayed Draw Loan	3,689
SL Buyer Corp.	First Lien Senior Secured	Revolving Credit Line	774
Solidcore Topco, LLC	First Lien Senior Secured	Delayed Draw Loan	3,244
Solidcore Topco, LLC	First Lien Senior Secured	Revolving Credit Line	1,622
Sparta Capital Management, LLC	First Lien Senior Secured	Delayed Draw Loan	5,409
Spartan CP, LLC	First Lien Senior Secured	Delayed Draw Loan	1,291
Spartan CP, LLC	First Lien Senior Secured	Revolving Credit Line	414
Sportime Clubs, LLC	First Lien Senior Secured	Delayed Draw Loan	5,095
Sportime Clubs, LLC	First Lien Senior Secured	Revolving Credit Line	293
Total Fleet Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,148
WildBrain Ltd.	First Lien Senior Secured	Revolving Credit Line	1,142
XDimensional Technologies, Inc.	First Lien Senior Secured	Revolving Credit Line	60
ORECV, LLC	First Lien Senior Secured	Delayed Draw Loan	—
Total			$131,041

As of December 31, 2024, the Fund’s unfunded commitments consisted of the following.

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Allbridge	First Lien Senior Secured	Delayed Draw Loan	$166
Allbridge	First Lien Senior Secured	Revolving Credit Line	166
Armanino	First Lien Senior Secured	Delayed Draw Loan	2,880
Armanino	First Lien Senior Secured	Revolving Credit Line	1,920
Baker Hill	First Lien Senior Secured	Revolving Credit Line	82
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	63
Billhighway	First Lien Senior Secured	Delayed Draw Loan	99
Billhighway	First Lien Senior Secured	Revolving Credit Line	80
BKH	First Lien Senior Secured	Delayed Draw Loan	208
Cardiovascular Logistics	First Lien Senior Secured	Delayed Draw Loan	461
CheckedUp	First Lien Senior Secured	Revolving Credit Line	110
CrossLink	First Lien Senior Secured	Revolving Credit Line	1,124
D4C Dental	First Lien Senior Secured	Revolving Credit Line	1,902
Discovery SL Management	First Lien Senior Secured	Delayed Draw Loan	1,499
Discovery SL Management	First Lien Senior Secured	Revolving Credit Line	300
Firebirds	First Lien Senior Secured	Delayed Draw Loan	19
Firebirds	First Lien Senior Secured	Revolving Credit Line	24
FloWorks International	First Lien Senior Secured	Delayed Draw Loan	2,409
Global School Management	First Lien Senior Secured	Delayed Draw Loan	499
GoAuto	First Lien Senior Secured	Delayed Draw Loan	270
HASA	First Lien Senior Secured	Delayed Draw Loan	157
HASA	First Lien Senior Secured	Revolving Credit Line	151
Hornblower	First Lien Senior Secured	Revolving Credit Line	227
InXpress	First Lien Senior Secured	Delayed Draw Loan	620
Kemper Sports Management	First Lien Senior Secured	Revolving Credit Line	163
Nuclear Care	First Lien Senior Secured	Revolving Credit Line	1,616
Ojos Locos	First Lien Senior Secured	Delayed Draw Loan	583
Ojos Locos	First Lien Senior Secured	Revolving Credit Line	233
Omnimax	First Lien Senior Secured	Delayed Draw Loan	5,116
Pediatric Home Respiratory	First Lien Senior Secured	Delayed Draw Loan	1,916
Pediatric Home Respiratory	First Lien Senior Secured	Revolving Credit Line	894
Periscope Cybermaxx	First Lien Senior Secured	Delayed Draw Loan	2,032
Periscope Cybermaxx	First Lien Senior Secured	Revolving Credit Line	688
PetVet Care Centers	First Lien Senior Secured	Delayed Draw Loan	1,769
PetVet Care Centers	First Lien Senior Secured	Revolving Credit Line	1,769
Planet DDS	First Lien Senior Secured	Delayed Draw Loan	3
Pro Food Solutions	First Lien Senior Secured	Delayed Draw Loan	1,515
Pro Food Solutions	First Lien Senior Secured	Revolving Credit Line	757
Rails International	First Lien Senior Secured	Revolving Credit Line	2,342
Rialto Management	First Lien Senior Secured	Revolving Credit Line	667
SeaTex	First Lien Senior Secured	Delayed Draw Loan	2,853
SeaTex	First Lien Senior Secured	Revolving Credit Line	1,141
Senior Support Holdings	First Lien Senior Secured	Delayed Draw Loan	1,520
Solidcore Topoco	First Lien Senior Secured	Delayed Draw Loan	3,244
Solidcore Topoco	First Lien Senior Secured	Revolving Credit Line	1,622
Spartan Fitness	First Lien Senior Secured	Delayed Draw Loan	956
Spartan Fitness	First Lien Senior Secured	Revolving Credit Line	414

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Splash Car Wash	First Lien Senior Secured	Delayed Draw Loan	29
Sportime Clubs- Term Loan A	First Lien Senior Secured	Delayed Draw Loan	3,608
Sportime Clubs- Term Loan B	First Lien Senior Secured	Delayed Draw Loan	1,798
Sportime Clubs	First Lien Senior Secured	Revolving Credit Line	293
Total Fleet Solutions	First Lien Senior Secured	Revolving Credit Line	1,148
WildBrain	First Lien Senior Secured	Revolving Credit Line	1,617
XDimensional Technologies	First Lien Senior Secured	Revolving Credit Line	60
Total			$57,802

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the consolidated financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedules of Investments as of September 30, 2025 and December 31, 2024. The par amount of the unfunded portfolio company commitments is not recognized by the Fund until the commitment is funded.

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

Note 6—Borrowings

Secured Loan Facility

On July 16, 2024 and as most recently amended on October 15, 2025, Subsidiary II has entered into a Loan and Servicing Agreement (as amended, the "Secured Loan Facility"), with Sumitomo Mitsui Banking Corporation, as collateral agent, administrative agent and a lender, Webster Bank, N.A., as a lender, and Western Alliance Trust Company, N.A., as account bank, collateral custodian and collateral administrator. The Secured Loan Facility provides for borrowings in U.S. dollars up to a maximum principal amount of $445 million for a six-month period beginning on October 15, 2025 (the "Upsize Period") and $400 million after the Upsize Period. Proceeds from the borrowings under the Secured Loan Facility will be used primarily to finance the purchase or origination of loans. Unless otherwise terminated, the Secured Loan Facility will mature on July 16, 2029. The interest rate on outstanding loans will be calculated by the 1-month SOFR rate plus a spread of 2.20%. Prior to March 27, 2025, the interest rate on outstanding loan was calculated by taking the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, the 1-month SOFR rate plus 1.0% or zero, plus a spread of 2.60%. Subsidiary II paid an upfront fee of $3 million that was due by March 31, 2025, and pays an administrative fee of $5 on each payment date. On March 27, 2025, Subsidiary II paid an additional upfront fee of $750 related to the amended Secured Loan Facility. On any date when the undrawn commitment is less than or equal to 50% of the aggregate commitment, the non-usage fee will be 0.50% per annum. On any date when the undrawn commitment is greater than 50% of the aggregate commitment, the non-usage fee will be 1.00% per annum.

The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings for the three and nine months ended September 30, 2025 was 6.44% and 6.58%, respectively. The average daily debt outstanding for the three and nine months ended September 30, 2025 was $342,881 and $272,270, respectively. The maximum debt outstanding for the three and nine months ended September 30, 2025 was $385,282 and $385,282, respectively.

The following table represents borrowings as of September 30, 2025.

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statement of Assets and Liabilities
Secured Loan Facility	$400,000	$335,305	$3,008	$332,297
Total	$400,000	$335,305	$3,008	$332,297

The following table represents borrowings as of December 31, 2024.

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statement of Assets and Liabilities
Secured Loan Facility	$300,000	$160,100	$722	$159,378
Total	$300,000	$160,100	$722	$159,378

The following table represents interest and debt fees for the three months ended September 30, 2025.

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
Secured Loan Facility	SOFR + 2.20%	$5,714	$158	$—
Total		$5,714	$158	$—
(1)
As of September 30, 2025, the 1-month SOFR rate was 4.13%.
(2)
Amortization of deferred financing costs and other fees are included in "interest expense" on the Consolidated Statements of Operations.

The following table represents interest and debt fees for the nine months ended September 30, 2025.

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
Secured Loan Facility	SOFR + 2.20%	$13,897	$465	$—
Total		$13,897	$465	$—
(1)
As of September 30, 2025, the 1-month SOFR rate was 4.13%.
(2)
Amortization of deferred financing costs and other fees are included in "interest expense" on the Consolidated Statements of Operations.

The following table represents interest and debt fees for the three months ended September 30, 2024.

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
Secured Loan Facility	SOFR + 2.60%	$343	$—	$126
Total		$343	$—	$126
(1)
As of September 30, 2024, the 1-month SOFR rate was 4.85%.
(2)
Amortization of deferred financing costs and other fees are included in "interest expense" on the Consolidated Statements of Operations.

The following table represents interest and debt fees for the nine months ended September 30, 2024.

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
Secured Loan Facility	SOFR + 2.60%	$343	$—	$126
Total		$343	$—	$126
(1)
As of September 30, 2024, the 1-month SOFR rate was 4.85%.
(2)
Amortization of deferred financing costs and other fees are included in "interest expense" on the Consolidated Statements of Operations.

At September 30, 2025 and December 31, 2024, the carrying amount of the Fund's borrowings on the Secured Loan Facility approximated their fair value in accordance with ASC 820. As of September 30, 2025 and December 31, 2024, the Company's borrowings are deemed to be a Level 3 measurement, as defined in Note 3—Fair Value of Financial Instruments.

Secured Borrowing Agreement

On July 22, 2024, the Fund entered into a participation agreement (the "Participation Agreement") with Macquarie Bank Limited ("Macquarie"). The Fund will transfer investments to Macquarie for cash and repurchase the same investment on a forward settlement basis. The repurchase transaction will have a settlement date of up to 90 days. The repurchase transaction under the Participation Agreement is a type of secured borrowing, in which the Fund will retain the economics of the investment and will pay an interest charge. The amount outstanding under the Participation Agreement as of September 30, 2025 and December 31, 2024 was $65,037 and $63,237, respectively, which is reflected as "Secured Borrowing" on the Consolidated Statements of Assets and Liabilities. The average amount outstanding for the three and nine months ended September 30, 2025 was $52,513 and $57,820, respectively. The amount of interest incurred under the Participation Agreement for the three and nine months ended September 30, 2025, was $976.2 and $3,030.6, respectively, which equated to an effective interest rate of 7.38% and 7.42%, respectively. Interest expense incurred under the Participation Agreement is included on the Consolidated Statements of Operations as "Interest expense".

The following table represents borrowings as of September 30, 2025.

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statement of Assets and Liabilities
Secured Borrowing Facility	N/A	$65,037	$—	$65,037
Total	N/A	$65,037	$—	$65,037

The following table represents borrowings as of December 31, 2024.

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statement of Assets and Liabilities
Secured Borrowing Facility	N/A	$63,237	$—	$63,237
Total	N/A	$63,237	$—	$63,237

The following table represents interest and debt fees for the three months ended September 30, 2025.

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
Secured Borrowing Facility	7.38%	$976	$—	$—
Total		$976	$—	$—
(1)
The effective interest rate reflects SOFR plus a weighted average spread across all secured borrowings. As of September 30, 2025, the 3-month SOFR rate was 3.98%.
(2)
Amortization of deferred financing costs and other fees are included in "interest expense" on the Consolidated Statements of Operations.

The following table represents interest and debt fees for the nine months ended September 30, 2025.

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
Secured Borrowing Facility	7.42%	$3,031	$—	$—
Total		$3,031	$—	$—

(1)
The effective interest rate reflects SOFR plus a weighted average spread across all secured borrowings. As of September 30, 2025, the 3-month SOFR rate was 3.98%.
(2)
Amortization of deferred financing costs and other fees are included in "interest expense" on the Consolidated Statements of

Operations.

The following table represents interest and debt fees for the three months ended September 30, 2024.

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
Secured Borrowing Facility	8.52%	$218	$—	$—
Total		$218	$—	$—
(1)
The effective interest rate reflects SOFR plus a weighted average spread across all secured borrowings. As of September 30, 2024, the 3-month SOFR rate was 4.60%.
(2)
Amortization of deferred financing costs and other fees are included in "interest expense" on the Consolidated Statements of Operations.

The following table represents interest and debt fees for the nine months ended September 30, 2024.

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
Secured Borrowing Facility	8.52%	$218	$—	$—
Total		$218	$—	$—
(1)
The effective interest rate reflects SOFR plus a weighted average spread across all secured borrowings. As of September 30, 2024, the 3-month SOFR rate was 4.60%.
(2)
Amortization of deferred financing costs and other fees are included in "interest expense" on the Consolidated Statements of Operations.

At September 30, 2025 and December 31, 2024, the carrying amount of the Fund's borrowings on the Secured Borrowing Facility approximated their fair value in accordance with ASC 820. As of September 30, 2025 and December 31, 2024, the Company's borrowings are deemed to be a Level 3 measurement, as defined in Note 3—Fair Value of Financial Instruments.

Note 7—Capital

During the three and nine months ended September 30, 2025 and 2024, the Fund’s capital stock activity was as follows:

Share Issuances

The following table summarizes the total shares issued and net proceeds (in thousands) for the three and nine months ended September 30, 2025.

Share Issue Date	Shares Issued	Net Proceeds Received
January 2, 2025	2,769,444	$70,150
April 1, 2025	1,182,206	30,064
May 1, 2025	596,896	15,000
June 1, 2025	1,787,133	45,000
July 1, 2025	594,530	15,000
August 1, 2025	987,752	25,000
September 1, 2025	1,975,504	50,000
Total Shares Issued	9,893,465	$250,214

The following table summarizes the total shares issued and net proceeds (in thousands) through the dividend reinvestment plan ("DRIP")

for the three and nine months ended September 30, 2025.

Share Issue Date	Shares Issued	Net Proceeds Received
January 31, 2025	38	$1
February 28, 2025	39	1
March 31, 2025	47	1
April 30, 2025	72	2
May 31, 2025	76	2
June 30, 2025	73	2
July 30, 2025	74	2
August 30, 2025	75	2
September 30, 2025	67	2
Total Shares Issued	561	$15

The following table summarizes the total shares issued and net proceeds (in thousands) for the three and nine months ended September 30, 2024.

Share Issue Date	Shares Issued	Net Proceeds Received
March 28, 2024	561,122	$14,000
April 30, 2024	497,810	12,500
June 28, 2024	1,196,172	30,000
September 30, 2024	659,490	16,540
Total Shares Issued	2,914,594	$73,040

There were no shares issued through the DRIP for the three and nine months ended September 30, 2024.

As of September 30, 2025 and December 31, 2024, Comvest Group Holdings SPV II LLC, a wholly-owned subsidiary of an affiliate of Comvest Partners, owned 409 and 409, respectively, of the Fund's Class I shares, Feeder Fund I owned 9,955,652 and 4,854,006, respectively, of the Fund's Class I shares, and Feeder Fund II owned 7,874,687 and 3,091,288, respectively, of the Fund's Class I shares.

Distributions and Dividends

Distributions paid during the three and nine months ended September 30, 2025, totaled $9,979 and $23,980, respectively. Distributions paid during the three and nine months ended September 30, 2024, totaled $2,001 and $3,623, respectively.

The following table reflects distributions declared, per share, by the Board for the three and nine months ended September 30, 2025.

Date Declared	Record Date	Payment Date	Per Share Amount
January 29, 2025	January 30, 2025	February 21, 2025	$0.16
February 27, 2025	February 27, 2025	March 24, 2025	$0.17
March 27, 2025	March 28, 2025	April 24, 2025	$0.20
April 28, 2025	April 29, 2025	May 22, 2025	$0.21
May 28, 2025	May 29, 2025	June 23, 2025	$0.22
June 25, 2025	June 27, 2025	July 23, 2025	$0.21
July 24, 2025	July 30, 2025	August 25, 2025	$0.21
August 27, 2025	August 28, 2025	September 25, 2025	$0.21
September 29, 2025	September 29, 2025	October 24, 2025	$0.20

The following table reflects distributions declared, per share, by the Board for the three and nine months ended September 30, 2024.

Date Declared	Record Date	Payment Date	Per Share Amount
March 27, 2024	March 27, 2024	March 28, 2024	$0.54
June 27, 2024	June 27, 2024	June 28, 2024	$0.48
September 27, 2024	September 27, 2024	September 30, 2024	$0.60

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

Note 8—Net Assets

The following table reflects the net assets activity for the three months ended September 30, 2025.

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of June 30, 2025	14,281,726	$14	$360,017	$332	$360,363
Issuance of Shares, net of issuance costs	3,558,002	4	90,002	—	90,006
Distributions to shareholders	—	—	—	(9,979)	(9,979)
Net investment income (loss)	—	—	—	10,063	10,063
Net realized gain (loss) from investment transactions	—	—	—	485	485
Net change in unrealized gain (loss) on investments	—	—	—	(72)	(72)
Balance as of September 30, 2025	17,839,728	$18	$450,019	$829	$450,866

The following table reflects the net assets activity for the nine months ended September 30, 2025.

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of December 31, 2024	7,945,702	$8	$199,800	$1,462	$201,270
Issuance of shares, net of issuance costs	9,894,026	10	250,219	—	250,229
Distributions to shareholders	—	—	—	(23,980)	(23,980)
Net investment income (loss)	—	—	—	24,469	24,469
Net realized gain (loss) from investment transactions	—	—	—	(43)	(43)
Net change in unrealized gain (loss) on investments	—	—	—	(1,079)	(1,079)
Balance as of September 30, 2025	17,839,728	$18	$450,019	$829	$450,866

The following table reflects the net assets activity for the three months ended September 30, 2024.

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of June 30, 2024	3,355,513	$3	$84,027	$136	$84,166
Issuance of Shares, net of issuance costs	659,490	1	16,539	—	16,540
Distributions to shareholders	—	—		(2,001)	(2,001)
Net investment income (loss)	—	—	—	1,599	1,599
Net realized gain (loss) from investment transactions	—	—	—	—	—
Net change in unrealized gain (loss) on investments	—	—	—	404	404
Balance as of September 30, 2024	4,015,003	$4	$100,566	$138	$100,708

The following table reflects the net assets activity for the nine months ended September 30, 2024.

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of December 31, 2023	1,100,409	$1	$27,529	$(17)	$27,513
Issuance of shares, net of issuance costs	2,914,594	3	73,037	—	73,040
Distributions to shareholders	—	—	—	(3,623)	(3,623)
Net investment income (loss)	—	—	—	3,313	3,313
Net realized gain (loss) from investment transactions	—	—	—	7	7
Net change in unrealized gain (loss) on investments	—	—	—	458	458
Balance as of September 30, 2024	4,015,003	$4	$100,566	$138	$100,708

Note 9—Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2025 and December 31, 2024, there were no dilutive securities. The following information sets forth the computation of the weighted average basic and diluted net change in net assets per share resulting from operations for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations	$10,476	$2,003	$23,347	$3,778
Weighted average shares outstanding	16,175,441	3,362,681	13,269,007	2,180,293
Earnings (loss) per share of shares - basic and diluted	$0.65	$0.60	$1.76	$1.73

Note 10—Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2025 and 2024.

	For the Nine Months Ended September 30,
	2025	2024
Per Share Operating Performance
Net Asset Value, Beginning of Period:	$25.33	$25.00
Results of Operations:(1)
Net Investment Income (Loss)	1.84	1.52
Net Realized and Unrealized Gain (Loss) on Investments	(0.11)	0.18
Net Increase (Decrease) in Net Assets Resulting from Operations	1.73	1.70
Distributions to Shareholders
Distributions from Net Investment Income(2)	(1.79)	(1.62)
Net Decrease in Net Assets Resulting from Distributions	(1.79)	(1.62)
Net Asset Value, End of Period	$25.27	$25.08
Shares Outstanding, End of Period	17,839,728	4,015,003
Total return(3)(4)	7.07%	6.93%
Net assets, end of period	$450,866	$100,708
Ratio/Supplemental Data
Weighted average shares outstanding	13,269,007	2,180,293
Ratio of net investment income (loss) to average net assets without reimbursement(5)	9.74%	0.77%
Ratio of net investment income (loss) to average net assets with reimbusement(5)	10.18%	8.12%
Ratio of total expenses to average net assets without reimbursement(5)	11.77%	11.87%
Ratio of total expenses to average net assets with reimbursement(5)	11.33%	4.52%
Asset coverage ratio(6)	212.15%	248.32%
Portfolio turnover rate(4)	10.73%	1.94%

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
(4)
Not annualized.
(5)
Annualized.
(6)
Asset coverage ratio is presented as of September 30, 2025 and September 30, 2024, respectively.

Note 11—Subsequent Events

The Fund has evaluated subsequent events through the filing of this Form 10-Q and has determined that no material events or transactions occurred through the issuance date of the Fund's financial statements which require additional disclosure in or adjustment of the Fund's consolidated financial statements, except as noted below.

On October 15, 2025, Subsidiary II amended the Secured Loan Facility, by and among the Borrower, the Fund, Sumitomo Mitsui Banking Corporation, as collateral agent, administrative agent, and a lender, Webster Bank, N.A., as a lender, and Western Alliance Trust Company, N.A., as account bank, collateral custodian, and collateral administrator. The Secured Loan Facility, among other things, establishes a temporary upsize to the Borrower’s $400 million credit facility, which allows the Borrower to borrow up to $445 million for a six-month period beginning on October 15, 2025.

Manulife Transaction Closing; New Investment Management Agreement; New Managing Dealer Agreement

On November 3, 2025, Manulife acquired 75% of Comvest’s private credit business in the Manulife Transaction. In connection with the closing of the Manulife Transaction, effective November 3, 2025, the Current Investment Management Agreement was automatically terminated. Prior thereto, on August 27, 2025, the Board approved the New Investment Management Agreement, subject to shareholder approval. At a special meeting of shareholders on September 24, 2025, shareholders approved the New Investment Management Agreement, which became effective upon the closing of the Manulife Transaction. The New Investment Management Agreement is substantively identical in all respects to the Current Investment Management Agreement.

On November 3, 2025, in connection with the closing of the Manulife Transaction, the managing dealer agreement between the Fund and AMG Distributors, Inc. was terminated. On November 6, 2025, the Fund entered into the Managing Dealer Agreement with John Hancock Investment Management Distributors LLC, an affiliate of the Investment Adviser. Under the Managing Dealer Agreement, the Managing Dealer manages the Fund's relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of shares, which the Fund refers to as "participating brokers," and financial advisors.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in management’s discussion and analysis of financial conditions and results of operations relates to John Hancock Comvest Private Income Fund (collectively, "we", "us", "our", or the "Fund").

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

Overview

The Fund is an externally managed, diversified, closed-end management investment company that has elected to be regulated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act") and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The Fund was formed as Comvest Credit Partners BDC Fund, L.P. on June 28, 2023 as a limited partnership under the laws of the state of Delaware. The Fund changed its name to AMG Comvest Senior Lending Fund on October 23, 2023 and converted to a Delaware statutory trust by operation of law on October 24, 2023. The Fund commenced operations on September 29, 2023 ("Inception Date") and commenced investment operations on October 18, 2023. On November 6, 2025, the Fund changed its name to John Hancock Comvest Private Income Fund.

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

On March 11, 2024, the Fund established AMG Comvest Senior Lending Blocker MF SPV, LLC ("Subsidiary I"), a wholly-owned subsidiary and Delaware limited liability company to hold equity securities of portfolio companies organized as a pass-through entity while continuing to satisfy the requirements of a RIC under the Code. Subsidiary I has filed an election to be treated as a corporation for tax purposes. On November 6, 2025, Subsidiary I changed its name to Comvest Senior Lending Blocker MF SPV, LLC.

On April 15, 2024, the Fund established AMG Comvest Senior Lending Fund LLI SPV, LLC ("Subsidiary II"), a wholly-owned financing subsidiary and Delaware limited liability company, for the purpose of holding pledged investments as collateral under a Secured Loan Facility (as defined below). Subsidiary II is a disregarded entity for tax purposes. On November 6, 2025, Subsidiary II changed its name to Comvest Senior Lending Fund LLI SPV, LLC.

On May 30, 2024, the Fund established AMG Comvest SLF California, LLC ("Subsidiary III", collectively with Subsidiary I and Subsidiary II, the "Subsidiaries"), a wholly-owned subsidiary and Delaware limited liability company, which has been established to acquire investments in the state of California, as required by California law. Subsidiary III is a disregarded entity for tax purposes. November 6, 2025, Subsidiary III changed its name to Comvest SLF California, LLC.

Portfolio and Investment Activity

During the nine months ended September 30, 2025, we made $479,363 of investments in new or existing portfolio companies and had $66,041 in aggregate amount of sales and repayments, resulting in net investments of $413,322 for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

During the nine months ended September 30, 2024, we made $108,813 of investments in new or existing portfolio companies and had $1,000 in aggregate amount of sales and repayments, resulting in net investments of $107,813 for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at September 30, 2025 was as follows.

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	93.3%	9.4%
Second Lien Senior Secured	2.7%	0.3%
Equity	1.1%	—
Warrants	0.0%	—
Cash Equivalents	2.9%	—
Total	100.0%	9.7%

Our portfolio composition, based on fair value at December 31, 2024 was as follows.

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	96.2%	9.9%
Equity	1.5%	—%
Warrants	—%	—%
Cash Equivalents	2.3%	—%
Total	100%	9.9%

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

The weighted average risk rating of our investments based on fair value was 2.0 as of September 30, 2025. As of September 30, 2025, the Fund had one portfolio investment on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies for additional details regarding the Fund’s non-accrual policy.

The following table shows the distribution of our investments on the 1 to 6 investment rating scale at fair value as of September 30, 2025.

Investment Rating (in thousands)	Cost	Percent	Fair Value	Percent
Investment Rating 1	$—	—%	$—	—%
Investment Rating 2	797,541	98.1	799,009	98.2
Investment Rating 3	14,134	1.7	13,137	1.6
Investment Rating 4	633	0.1	633	0.1
Investment Rating 5	647	0.1	666	0.1
Investment Rating 6	—	—	—	—
Total	$812,955	100.0%	$813,445	100.0%

The weighted average risk rating of our investments based on fair value was 2.0 as of December 31, 2024. As of December 31, 2024, the Fund had one portfolio company on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies for additional details regarding the Fund’s non-accrual policy.

The following table shows the distribution of our investments on the 1 to 6 investment rating scale at fair value as of December 31, 2024.

Investment Rating (in thousands)	Cost	Percent	Fair Value	Percent
Investment Rating 1	$—	—%	$—	—%
Investment Rating 2	395,825	99.5%	397,785	99.6%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	—	—%
Investment Rating 5	1,918	0.5%	1,483	0.4%
Investment Rating 6	—	—%	—	—%
Total	$397,743	100.0%	$399,268	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of the following periods.

	September 30, 2025		December 31, 2024
Portfolio Company	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Performing	$812,308	$812,779	$395,825	$397,785
Non-accrual	647	666	1,918	1,483
Total	$812,955	$813,445	$397,743	$399,268

The following table shows the weighted average rate, spread over the reference rate of floating rate and fees of investments originated during the three months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024
Weighted average rate of new investment fundings	9.49%	10.65%
Weighted average spread over the reference rate of new floating rate investment fundings	5.31%	5.53%
Weighted average OID fees of new investment fundings	1.17%	0.30%

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2025, was as follows (dollars in thousands).

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Total investment income	$21,060	$51,690
Less: Net expenses	10,997	27,221
Net investment income	10,063	24,469
Net realized gains (loss) on investments	485	(43)
Net change in unrealized income (losses) on investments	(72)	(1,079)
Net increase (decrease) in net assets resulting from operations	$10,476	$23,347

Our operating results for the three and nine months ended September 30, 2024, was as follows (dollars in thousands).

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Total investment income	$3,044	$5,163
Less: Net expenses	1,445	1,850
Net investment income	1,599	3,313
Net realized gains (loss) on investments	—	7
Net change in unrealized income (losses) on investments	404	458
Net increase (decrease) in net assets resulting from operations	$2,003	$3,778

Investment Income

Investment income for the three and nine months ended September 30, 2025, was driven by deployment of capital and interest income from our investments. The composition of our investment income was as follows (dollars in thousands).

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Interest from investments	$20,306	$49,682
Paid-in-kind	154	851
Fee income	600	1,157
Total investment income	$21,060	$51,690

Investment income for the three and nine months ended September 30, 2024, was driven by deployment of capital and interest income from our investments. The composition of our investment income was as follows (dollars in thousands).

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Interest from investments	$2,974	$5,045
Fee income	70	118
Total investment income	$3,044	$5,163

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2025, was as follows (dollars in thousands).

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Management fees	$1,285	$3,142
Incentive fees	1,435	3,198
Administrative expenses	258	628
Interest expense	6,848	17,393
Professional fees	497	1,167
Trustees' fees	53	158
Organizational and offering expenses	473	1,376
Other general expenses	624	1,217
Expense reimbursement	(476)	(1,058)
Net expenses	$10,997	$27,221

The composition of our operating expenses for the three and nine months ended September 30, 2024, was as follows (dollars in thousands).

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Management fees	$265	$511
Incentive fees	151	239
Administrative expenses	54	103
Interest expense	687	687
Professional fees	287	2,167
Trustees' fees	52	146
Organizational and offering expenses	346	627
Other general expenses	195	377
Fee waivers	—	(237)
Expense reimbursement	(592)	(2,770)
Net expenses	$1,445	$1,850

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three and nine months ended September 30, 2025, were as follows (dollars in thousands).

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Net realized gains (losses)
Non-controlled, non-affiliated investments	$485	$(43)
Total net realized gains (losses)	485	(43)
Net change in unrealized gains (losses) on investments
Non-controlled, non-affiliated investments	(54)	(1,035)
Net change in deferred tax liability	(18)	(44)
Total net change in unrealized gains (losses) on investments	(72)	(1,079)
Total net realized and unrealized gains (losses)	$413	$(1,122)

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three and nine months ended September 30, 2024, were as follows (dollars in thousands).

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Net realized gains (losses)
Non-controlled, non-affiliated investments	$—	$7
Total net realized gains (losses)	—	7
Net change in unrealized gains (losses) on investments
Non-controlled, non-affiliated investments	410	473
Net change in deferred tax liability	(6)	(15)
Total net change in unrealized gains (losses) on investments	404	458
Total net realized and unrealized gains (losses)	$404	$465

Recent Developments

A summary of recent developments is described under “Item 1. Financial Statements – Notes to Consolidated Financial Statements –Note 11. Subsequent Events”.

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

As of September 30, 2025 and December 31, 2024, our debt consisted of an asset-based leverage facility, and short-term borrowings related to repurchase obligations. We have entered into, and expect to continue to enter into, additional credit facilities, increase the size of our existing facilities, or issue additional debt securities, including securitizations, unsecured debt, or other forms of debt. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities, or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. See "Borrowings" for more information.

Cash and cash equivalents on hand as of September 30, 2025, taken together with our available debt capacity and any capital commitments, is expected to be sufficient for our investing activities and to conduct our operations in the near future.

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

As of September 30, 2025, we had $24,371 in cash and cash equivalents. During the nine months ended September 30, 2025, we used $391,894 in cash for operating activities, primarily as a result of funding portfolio investments of $479,363 and partially offset by cash outflows from other operating activities of $87,469. Cash provided by financing activities was $404,359 during the period, primarily the result of proceeds from the issuance of common shares and debt borrowings of $250,214 and $174,719, respectively. Additionally, we distributed $20,574 in cash distributions during the period.

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

Additionally, in order to avoid the imposition of a U.S. federal excise tax, we are required to distribute, in respect of each calendar year, dividends to our shareholders of an amount at least equal to the sum of 98% of our calendar year net ordinary income (taking into account certain deferrals and elections); 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one year period ending on October 31 of such calendar year; and any net ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years and on which we previously did not incur any U.S. federal income tax. If we fail to qualify as a RIC for any reason and become subject to corporate tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions during the period.

Related Party Transactions and Agreements

Investment Management Agreement

We entered into an investment management agreement (the "Investment Management Agreement"), under which the Investment Adviser, subject to the overall supervision of our Board manages the day-to-day operations of, and provides investment advisory services to us. Affiliates of the Investment Adviser also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours. The Investment Adviser has adopted policies designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities among multiple funds. In addition, any affiliated fund currently formed or formed in the future and managed by the Investment Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Investment Adviser or its affiliates.

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

Managing Dealer Agreement

We entered into a Managing Dealer Agreement (the "Managing Dealer Agreement") with John Hancock Investment Management Distributors LLC (the "Managing Dealer"), pursuant to which the Managing Dealer agreed to, among other things, manage our relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of shares, which we refer to as "participating brokers," and financial advisors. The Managing Dealer also coordinates our marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures.

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

Distributions and Dividends

Distributions declared for the three and nine months ended September 30, 2025, totaled $9,979 and $23,980, respectively.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board as of the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount
January 29, 2025	January 30, 2025	February 21, 2025	$0.16
February 27, 2025	February 27, 2025	March 24, 2025	$0.17
March 27, 2025	March 28, 2025	April 24, 2025	$0.20
April 28, 2025	April 29, 2025	May 22, 2025	$0.21
May 28, 2025	May 29, 2025	June 23, 2025	$0.22
June 25, 2025	June 27, 2025	July 23, 2025	$0.21
July 24, 2025	July 30, 2025	August 25, 2025	$0.21
August 27, 2025	August 28, 2025	September 25, 2025	$0.21
September 29, 2025	September 29, 2025	October 24, 2025	$0.20

Distributions declared for the three and nine months ended September 30, 2024, totaled $2,001 and $3,623, respectively.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board as of the nine months ended September 30, 2024:

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

Borrowings

We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, must equal at least 150% after such borrowing, with certain limited exceptions. We may in the future determine to utilize a greater amount of leverage, including for investment purposes. As of September 30, 2025 and December 31, 2024, we had $399,820 and $222,615, respectively, par value of outstanding borrowings. As of September 30, 2025 and December 31, 2024, our asset coverage ratio was 212.15% and 190.7%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Secured Loan Facility

On July 16, 2024 and as most recently amended on October 15, 2025, Subsidiary II has entered into a Loan and Servicing Agreement (as amended, the "Secured Loan Facility"), with Sumitomo Mitsui Banking Corporation, as collateral agent, administrative agent and a lender, Webster Bank, N.A., as a lender, and Western Alliance Trust Company, N.A., as account bank, collateral custodian and collateral administrator. The Secured Loan Facility provides for borrowings in U.S. dollars up to a maximum principal amount of $445,000 thousand for a six-month period beginning on October 15, 2025 (the "Upsize Period") and $400,000 after the Upsize Period. Proceeds from the borrowings under the Secured Loan Facility will be used primarily to finance the purchase or origination of loans. Unless otherwise terminated, the Secured Loan Facility will mature on July 16, 2029. The interest rate on outstanding loans will be calculated by the 1-month SOFR rate plus a spread of 2.20%. Please refer to Note 6—Borrowings in the notes to our consolidated financial statements for further details on the Secured Loan Facility.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of September 30, 2025, we had unfunded commitments on revolving credit lines and delayed draw term loans of $131,041. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand. Please refer to Note 5—Commitments and Contingencies in the notes to our consolidated financial statements for further detail on these unfunded commitments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates steady in the first half of 2025, following three consecutive rate reductions in the third and fourth quarter of 2024, and cut interest rates in the third quarter of 2025. While the Federal Reserve has indicated that there may be additional rate cuts in the future, future reductions to benchmark rates are not certain. As a result, key base interest rates, such as the Secured Overnight Financing Rate ("SOFR"), may fluctuate over time. As of September 30, 2025, 99.64% of investments at fair value represent floating-rate investments with a reference rate floor and 0.36% of our debt investments at fair value represent fixed-rate investments.

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

Assuming that the interim and unaudited Consolidated Statements of Assets and Liabilities as of September 30, 2025, was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Interest Income (in thousands)	Net Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 100 basis points	$(8,149)	$(3,973)	$(4,176)
Down 200 basis points	$(16,298)	$(7,947)	(8,351)
Up 100 basis points	$8,149	$3,973	4,176
Up 200 basis points	$16,298	$7,947	8,351
Up 300 basis points	$24,447	$11,920	12,527

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2025. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective in accomplishing their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Fund did not make any sales of unregistered securities during the fiscal quarter ended September 30, 2025 that were not previously disclosed in a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this Report, or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description of Document

3.1

Amended and Restated Declaration of Trust (Filed as Exhibit 3.1 to the Fund's Annual Report on Form 10-K (File No. 814-01669), filed with the SEC on March 20, 2025 and incorporated herein by reference.)

3.2	Amended and Restated Bylaws (Filed as Exhibit 3.2 to the Fund's Annual Report on Form 10-K (File No. 814-01669), filed with the SEC on March 20, 2025 and incorporated herein by reference.)
10.1

Investment Management Agreement between the Fund and the Investment Adviser (Filed as Exhibit 10.1 to the Fund's Report on Form 8-K (File No. 814-01669), filed with the SEC on November 7, 2025 and incorporated herein by reference.)

10.2	Form of Fund of Funds Investment Agreement
10.3

Fourth Amendment to Loan and Servicing Agreement (Filed as Exhibit 10.1 to the Fund's Report on Form 8-K (File No. 814-01669), filed with the SEC on October 16, 2025 and incorporated herein by reference.)

10.5	Managing Dealer Agreement (Filed as Exhibit 10.2 to the Fund's Report on Form 8-K (File No. 814-01669), filed with the SEC on November 7, 2025 and incorporated herein by reference.)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

John Hancock Comvest Private Income Fund

Date: November 14, 2025	By:	/s/ Robert O’Sullivan
	Name: Title:	Robert O’Sullivan Chief Executive Officer

Date: November 14, 2025	By:	/s/ Cecilio M. Rodriguez
	Name: Title:	Cecilio M. Rodriguez Chief Financial Officer