Form 10-K
period 2025-12-31
John Hancock Comvest Private Income Fund
filed 2026-03-25
CIK 1987221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2025

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

Securities registered pursuant to Section 12(g) of the Act: Class S, Class D, Class F and Class I common shares of beneficial interest, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☒

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

There were 18,631,481 issued and outstanding Class I shares on March 25, 2026. There were no Class S, Class D or Class F shares outstanding on March 25, 2026.

Documents Incorporated by Reference: None

Auditor Firm ID: 42 Auditor Name: Ernst & Young LLP Auditor Location: Miami, Florida

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K (the “Annual Report”) (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of John Hancock Comvest Private Income Fund (the “Fund”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Annual Report constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Fund may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond the Fund’s control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors the Fund identifies in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report and in the Fund’s filings with the Securities and Exchange Commission (“SEC”).

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
•
Although we have commenced a share repurchase program, we have discretion to not repurchase our outstanding common shares of beneficial interest (“Shares”), and our Board has the ability to amend or suspend the program.
•
Global economic, political and market conditions, including downgrades of the U.S. credit rating and, ongoing geopolitical conflicts, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
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
•
The Investment Adviser’s liability is limited under the investment management agreement between the Investment Adviser and us (the “Investment Management Agreement”), and we have agreed to indemnify the Investment Adviser against certain liabilities, which may lead the Investment Adviser to act in a riskier manner than it would when acting for its own account.
•
Our Board may change our investment objective, operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to your interests as shareholders.

•
If we fail to maintain our status as a business development company (“BDC”), our business and operating flexibility could be significantly reduced, and we may be subject to numerous restrictions on our activities, including restrictions on leverage and on the nature of our investments.
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
•
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value (“NAV”) through increased net unrealized losses.
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

ITEM 1. BUSINESS.

General

John Hancock Comvest Private Income Fund (“we,” “us,” “our,” or the “Fund”) was initially formed under the name Comvest Credit Partners BDC Fund, L.P. as a limited partnership on June 28, 2023 under the laws of the State of Delaware. We changed our name to AMG Comvest Senior Lending Fund on October 23, 2023. On October 24, 2023, we converted to a Delaware statutory trust and elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). On November 6, 2025, we changed our name to John Hancock Comvest Private Income Fund in connection with the closing of the Manulife Transaction (as defined below). We are a diversified, closed-end management investment company that is externally managed by the Investment Adviser, an affiliate of Commonwealth Credit Advisors LLC, Comvest Capital Advisors, LLC and Comvest Credit Advisors LLC (collectively with their affiliates, “Comvest”) and Manulife Financial Corporation (“Manulife”, and collectively with Comvest and their affiliates “Manulife | Comvest Credit Partners”), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Investment Adviser is registered as an investment adviser with the Securities and Exchange Commission (“SEC”). We also have elected to be treated, and intend to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on September 29, 2023 (“Inception Date”) and commenced investment operations on October 18, 2023.

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

On April 15, 2024, the Fund established AMG Comvest Senior Lending Fund LL1 SPV, LLC (“Subsidiary II”), a wholly-owned financing subsidiary and Delaware limited liability company, for the purpose of holding pledged investments as collateral under a Secured Loan Facility (as defined below). Subsidiary II is a disregarded tax entity for tax purposes. On November 6, 2025, Subsidiary II changed its name to Comvest Senior Lending Fund LL1 SPV, LLC.

On May 30, 2024, the Fund established AMG Comvest SLF California, LLC (“Subsidiary III”, collectively with Subsidiary I, Subsidiary II and any additional wholly-owned and/or controlled (as defined in Section 2(a)(9) of the 1940 Act) subsidiaries, the “Subsidiaries”), a wholly-owned subsidiary and Delaware limited liability company, which has been established to acquire investments in the State of California, as required by California law. Subsidiary III is a disregarded tax entity for tax purposes. On November 6, 2025, Subsidiary III changed its name to Comvest SLF California, LLC.

On November 3, 2025, Manulife, through Manulife's Global Wealth and Asset Management segment, acquired 75% of Comvest’s private credit business (the "Manulife Transaction"). The Manulife Transaction resulted in the automatic termination of the Fund’s prior investment management agreement (the “Prior Investment Management Agreement”) with the Investment Adviser under the 1940 Act. The Fund entered into a new investment management agreement (the “Investment Management Agreement”) between the Fund and the Investment Adviser, which became effective upon the closing of the Manulife Transaction. The Investment Management Agreement is substantively identical in all respects to the Prior Investment Management Agreement. The Investment Management Agreement was most recently amended and restated as of February 19, 2026.

Our investment objective is to generate current income and capital appreciation. Our primary focus is to provide risk-adjusted returns and current income to investors by investing primarily in middle market companies with annual earnings generally between $10 million and $100 million before earnings, interest, taxes, depreciation and amortization (“EBITDA”) within a wide range of industries, although the Fund intends to focus on industries in which the Investment Adviser and its affiliates have investing experience and access to operating resources, including but not limited to healthcare, financial services, business & technology services, industrials, consumer products, and franchisors/retail. We may from time to time invest in smaller or larger companies if the opportunity presents attractive investment characteristics and risk-adjusted returns. Our investment strategy focuses primarily on privately negotiated senior secured term loans in established North American middle market companies, and in select situations, companies in special situations. See “Item 1—Business, Investment Objective and Strategy” for more information.

We may make investments directly or indirectly or through wholly owned subsidiaries. Such subsidiaries are expected to be organized as corporations or limited liability companies and will not be registered under the 1940 Act. These subsidiaries may be formed to obtain favorable tax benefits or to obtain financing on favorable terms due to their bankruptcy-remote characteristics. Our Board has oversight responsibility for our investment activities, including our investment in any such subsidiary, and our role as sole shareholder of any such subsidiary. To the extent applicable to the investment activities of a subsidiary, the subsidiary will follow the same compliance policies and procedures as the Fund. We would “look through” any such subsidiary to determine compliance with our investment policies, and would expect to consolidate any such wholly-owned subsidiary for purposes of our financial statements and compliance with the 1940 Act. Furthermore, we intend to comply with the current requirements under the Code and Treasury Regulations (defined below) for income derived from our investment in the subsidiary to be treated as “qualifying income” from which a RIC must derive at least 90% of its annual gross income. See “Item 1—Material U.S. Federal Income Tax Considerations.”

Because we intend to qualify as a RIC under the Code, our portfolio will be subject to diversification and other requirements. See “Item 1—Material U.S. Federal Income Tax Considerations.”

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

Portfolio

On October 18, 2023, prior to our election to be regulated as a BDC, and in order to avoid the blind pool-aspects typically associated with the launch of a new fund, pursuant to the terms of a Participation and Loan Assignment Agreement by and between us, Comvest Senior Lending Feeder Fund LLC (the “Feeder Fund”), and Comvest Group Holdings SPV II LLC, an affiliated fund (the “Seller”) (the “Initial Portfolio Transfer Agreement”), we acquired from the Seller a select portfolio of first lien, senior secured private credit investments in, and funding obligations to, certain middle-market businesses that operate across a wide range of industries (the “Initial Portfolio”). In consideration for the Initial Portfolio, pursuant to the terms of the Initial Portfolio Transfer Agreement, we issued a limited partnership interest to the Feeder Fund and simultaneously the Feeder Fund issued limited liability company interests in the Feeder Fund to the Seller. On October 20, 2023, the Seller transferred its limited liability company interests in the Feeder Fund to Comvest BDC Portfolio SPV II LLC.

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

On December 13, 2024, the Fund received a notice of effectiveness related to the Fund’s N-2 Registration Statement (the “Registration Statement”). Pursuant to the Registration Statement, the Fund is publicly offering on a continuous basis up to $2.0 billion of Shares (the “Public Offering”).

On March 14, 2025, the SEC issued the Fund an exemptive order (“Multi-Class Order”) that permits the Fund to offer multiple classes of its Shares. Under the Multi-Class Order, the Fund may issue Class S, Class D, Class F and Class I shares.

The Investment Adviser

The Fund’s investment activities are managed by the Investment Adviser. The Investment Adviser is a Delaware limited liability company that is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Investment Adviser is an affiliate of Manulife | Comvest Credit Partners. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services pursuant to the Investment Management Agreement. In particular, the Investment Adviser is responsible for identifying attractive investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. Furthermore, pursuant to the Investment Management Agreement, the Investment Adviser may also provide certain administrative services to the Fund not otherwise provided by the Administrator (as defined below).

Resource Sharing Agreement

The Investment Adviser has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with its affiliate, pursuant to which Comvest Credit Advisors LLC provides the Investment Adviser with experienced investment professionals and access to the resources of Comvest so as to enable the Investment Adviser to fulfill its obligations under the Investment Management Agreement. Through the Resource Sharing Agreement, the Investment Adviser intends to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Comvest’s investment professionals. There can be no assurance that Comvest Credit Advisors LLC will perform its obligations under the Resource Sharing Agreement. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on the Fund’s operations.

The Administrator

We have entered into an administration agreement (the “Administration Agreement”) with AMG Funds LLC, a Delaware limited liability company (in such capacity, the “Administrator” and together with its affiliates, “AMG”), under which the Administrator performs or oversees the performance of certain administrative services for us, including:

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

Leverage an Established Platform and Infrastructure

We believe that access to individuals with specific industry expertise leads to better, more informed investment decisions. As such, the Investment Adviser intends to utilize Manulife | Comvest Credit Partners’ network of operating relationships whenever practicable in all phases of the investment process-from sourcing a transaction, to performing due diligence, and, when appropriate, assisting in portfolio management. The Investment Adviser will also seek to utilize Manulife | Comvest Credit Partners’ operating network to help evaluate new investment opportunities and receive insight into these businesses, their management teams, and key industry trends.

In addition, Manulife | Comvest Credit Partners’ has access to an extensive network of high-quality operating relationships with industry-specific expertise in key vertical industries and markets.

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

We believe that some of our competitors may make investments with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete based primarily on the interest rates we may offer to potential portfolio companies. For additional information concerning the competitive risks we face, see "Item 1A.—Risk Factors."

Underwriting & Portfolio Management

Underwriting

When a target investment is identified, a due diligence plan is developed by the deal team and approved by the Investment Adviser’s Investment Committee. Due diligence includes business due diligence conducted by the deal team, extensive third-party due diligence that is commissioned by Manulife | Comvest Credit Partners’ and, when practicable, utilizing Manulife | Comvest Credit Partners’ industry relationships.

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

The approval process is a multi-stepped and process-driven approach. Transactions are initially screened by Comvest's entire investment team, and its Investment Committee provides approval at three different points thereafter to ensure that the deal team is building consensus and is performing the necessary level of due diligence for the Investment Committee to make an educated assessment of the opportunity.

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

Valuation of Portfolio Investments

The Investment Adviser applies fair value accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) and valuation policies and procedures adopted by the Board (the “Valuation Policy”). Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Fund’s Consolidated Statement of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Fund’s Consolidated Statement of Operations as “Net change in unrealized gains (losses) of investments”.

The Investment Adviser values the Fund’s portfolio investments in accordance with the Valuation Policy and the 1940 Act. For purposes of the 1940 Act, the Board has designated the Investment Adviser as the Fund’s “Valuation Designee.” The Board provides oversight of the Investment Adviser’s fair value determinations of the Fund’s portfolio investments on a monthly basis in good faith, including investments that are not publicly traded and those whose market prices are not readily available.

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

Determination of NAV

The Fund determines its NAV for each class of Shares each month as of the last day of each calendar month. The NAV per share for each class of Shares is determined by dividing the value of total assets attributable to the class minus the carrying value of liabilities attributable to the class by the total number of shares outstanding of the class at the date of determination.

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

1.
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
a.
is organized under the laws of, and has its principal place of business in, the United States;
b.
is not an investment company (other than a small business investment company wholly owned by the Fund) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.
satisfies any of the following:
i.
has an equity capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange;
ii.
is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company; or
iii.
is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
2.
Securities of any eligible portfolio company that the Fund controls.
3.
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
4.
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Fund already owns 60% of the outstanding equity of the eligible portfolio company.
5.
Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of options, warrants or rights relating to such securities.
6.
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

Significant Managerial Assistance

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

We will provide any person, without charge, upon request, a copy of our codes of ethics. To receive a copy, please provide a written request to: John Hancock Comvest Private Income Fund, 360 S Rosemary Avenue, Suite 1700, West Palm Beach, FL 33401.

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

Investment Considerations

The assets of the Fund will be invested in accordance with the investment objective and policies described in this Annual Report. The fiduciary of an ERISA Plan (and not the Investment Adviser) will be solely responsible for the ERISA Plan’s decision to invest in the Fund, including, without limitation, the role that an investment in the Fund would play in the ERISA Plan’s portfolio and whether an investment in the Fund is reasonably designed as part of the overall investment of the ERISA Plan’s assets. Accordingly, an authorized fiduciary of an ERISA Plan proposing to invest in the Fund should, in consultation with its own advisors, consider whether such investment is consistent with the terms of the ERISA Plan’s governing documents (including any investment guidelines) and applicable law. Neither the Investment Adviser nor the Fund or any of their respective affiliates is responsible for determining, and none of them makes any representation regarding, whether the Fund’s Shares are an appropriate investment for Plans generally or any particular Plan.

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

Dividend Reinvestment Plan

In addition, the Fund has adopted a DRIP whereby shareholders, at the time of completing their subscription agreement, must select whether to receive their distributions in cash or automatically reinvest such distributions in additional Shares of the same class of our Shares to which the distribution relates. A subscription agreement will be considered null and void and returned as not in good order if the subscriber’s initials are not signed into either the “OPT-IN” or “OPT-OUT” box in Section 8(b) of the subscription agreement. Any shareholder that subsequently opts-out of receiving their distributions in additional Shares must notify the Fund at least five business days prior to the distribution date fixed by the Board to receive such distribution in cash. Shareholders who receive dividends and other distributions in the form of Shares generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash. See “Material U.S. Federal Income Tax Considerations” for more information. Although each shareholder may from time to time have an undivided fractional interest (computed to three decimal places) in a share of our Shares, no certificates for a fractional share will be issued. However, dividends and distributions on fractional shares will be credited to each shareholder’s account. In the event of termination of a shareholder’s account under the DRIP, Ultimus Fund Solutions, LLC (the “Plan Administrator”) will adjust for any such undivided fractional interest in cash at the market value of the Fund’s shares at the time of termination.

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

The Investment Adviser’s services under the Investment Management Agreement are not exclusive, and the Investment Adviser (so long as its services to us are not impaired) and/or other entities affiliated with Manulife | Comvest Credit Partners are permitted to furnish similar services to other entities. Pursuant to its Resource Sharing Agreement, the Investment Adviser will have access to Comvest’s team of experienced investment professionals. See “Item 1. Business—Resource Sharing Agreement” for more information.

In connection with the closing of the Manulife Transaction, we entered into the Investment Management Agreement with the Investment Adviser, which was most recently amended and restated as of February 19, 2026. Unless earlier terminated as described below, the Investment Management Agreement will remain in effect for a period of two years from its effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Trustees. The Investment Management Agreement will automatically terminate in the event of an assignment by the Investment Adviser. The Investment Management Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice by the Fund, by the vote of a majority of the outstanding voting securities of the Fund or by the vote of the Fund’s Board or on at least 120 days’ written notice by the Investment Adviser. If the Investment Management Agreement is terminated according to this paragraph, we will pay the Investment Adviser a pro-rated portion of the Management Fee (as defined below). See “Item 1A. Risk Factors—Our ability to achieve our investment objective depends on key investment personnel of the Investment Adviser. If the Investment Adviser were to lose any of its key investment personnel, our ability to achieve our investment objective could be significantly harmed.”

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

Under the Fund's Second Amended and Restated Declaration of Trust (“Declaration of Trust”), we will indemnify each person who was or is made a party or is threatened to be made a party to or is otherwise involved in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, or investigative (hereinafter a “proceeding”), by reason of the fact: (i) that he or she is or was a Trustee, officer, employee, Sponsor, Controlling Person (each as defined in the Declaration of Trust) or agent of the Fund, or (ii) that he or she, being at the time a Trustee, officer, employee or agent of the Fund, is or was serving at the request of the Fund as a director, trustee, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to an employee benefit plan (collectively, “another enterprise” or “other enterprise”), whether either in case (i) or in case (ii) the basis of such proceeding is alleged action or inaction (x) in an official capacity as a Trustee, officer, employee, Controlling Person or agent of the Fund, or as a director, trustee, officer, employee or agent of such other enterprise, or (y) in any other capacity related to the Fund or such other enterprise while so serving as a director, trustee, officer, employee or agent, shall be indemnified and held harmless by the Fund to the fullest extent not prohibited by Delaware law, from and against all liability, loss, judgments, penalties, fines, settlements, and reasonable expenses (including, without limitation, attorneys’ fees and amounts paid in settlement and including costs of enforcement of enforcement of rights under this Section) actually incurred or suffered by such Person in connection therewith.

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

As compensation for the services of and expenses borne by the Administrator or its affiliates under the Administration Agreement, during the period of time that the Fund operated as a privately offered BDC, the Fund paid to the Administrator a quarterly fee equal to an annual rate of 0.25% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable quarter adjusted for any share issuances or repurchases during the applicable quarter. The Administration Fee, during the period of time that the Fund operated as a privately offered BDC, was calculated and payable quarterly in arrears.

The Fund pays the Administrator a monthly fee equal to an annual rate of 0.25% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month adjusted for any share issuances or repurchases during the applicable month. The Administration Fee is calculated and paid monthly in arrears.

For the avoidance of doubt, the costs, fees and expenses borne by the Administrator or its affiliates include but are not limited to the following:

•
Fees, costs and expenses of the administrative and compliance services necessary for the operation of the Fund or oversee, or arrange for, the performance of said services by the Sub-Administrator;
•
Fees, costs and expenses of technology and technology development including, but not limited to, computer systems and applications, web servicing, and website development and maintenance; and
•
Costs and expenses of all in-house administrative professional staff provided by the Administrator or its affiliates, including internal legal, compliance, tax, finance, accounting, audit, technology, or other services and professionals related thereto, as deemed appropriate by the Administrator, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel;

Managing Dealer Agreement

On November 3, 2025, in connection with the closing of the Manulife Transaction, we terminated our managing dealer agreement with AMG Distributors, Inc. and, on November 6, 2025, entered into a new managing dealer agreement with John Hancock Investment Management Distributors LLC (the “Managing Dealer” and the “Managing Dealer Agreement”), pursuant to which the Managing Dealer agreed to, among other things, manage our relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of shares, which we refer to as “participating brokers,” and financial advisors. The Managing Dealer also coordinates our marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures.

Distribution and Servicing Plan

The following table shows the shareholder servicing and/or distribution fees we pay the Managing Dealer with respect to the Class S, Class D, Class I and Class F shares on an annualized basis as a percentage of our NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

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

Third Amended and Restated Expense Limitation and Reimbursement Agreement

We entered into a Third Amended and Restated Expense Limitation and Reimbursement Agreement with the Investment Adviser effective as of November 3, 2025, which will terminate on May 1, 2026, unless renewed by mutual agreement of the Investment Adviser, and the Fund, or unless otherwise terminated by the Fund’s Board upon at least thirty (30) days written notice to the Investment Adviser. Pursuant to the Third Amended and Restated Expense Limitation and Reimbursement Agreement, the Investment Adviser is obligated to pay, absorb or reimburse all of our operating costs and expenses incurred, including, but not limited to organization and offering costs and legal, administration, accounting, printing, mailing, subscription processing and filing fees and expenses, as determined in accordance with generally accepted accounting principles for investment companies (“Operating Expenses”) above 1.25% of the value of the Fund’s monthly net assets as of the beginning of the first calendar day of the applicable month adjusted for any share issuances or repurchases during the applicable month during the period of time that the Fund operates as a publicly-offered, non-traded BDC (each such payment, absorption or reimbursement, a “Required Expense Payment”). Any Required Expense Payment must be paid by the Investment Adviser in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Investment Adviser or its affiliates. Operating Expenses mean all of the Fund’s operating costs and expenses incurred, including but not limited to, organization and offering costs and legal, administration, accounting, printing, mailing, subscription processing and filings fees and expenses, as determined in accordance with GAAP. Operating Expenses shall not include any fees payable to the Investment Adviser by the Fund under the Investment Management Agreement, interest expenses and other financing costs, portfolio transaction and other investment-related costs, shareholder servicing and/or distribution fees, taxes, and any other extraordinary expenses not incurred in the ordinary course of the Fund’s business (including, without limitation, litigation expenses).

The Investment Adviser may elect to pay certain additional expenses on our behalf (each, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”), provided that no portion of the Expense Payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Fund. Any Expense Payment shall be borne entirely by the Investment Adviser. Any Voluntary Expense Payment (as defined below) that the Investment Adviser has committed to pay must be paid by the Investment Adviser in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to the Investment Adviser or its affiliates.

The Investment Adviser may elect to pay certain additional expenses on our behalf (each, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”), provided that no portion of the Expense payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Fund. Any Expense Payment shall be borne entirely by the Investment Adviser. Any Voluntary Expense Payment that the Investment Adviser has committed to pay must be paid by the Investment Adviser in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to the Investment Adviser or its affiliates. The Investment Adviser will be entitled to reimbursement of an Expense Payment from us if Available Operating Funds exceed the cumulative distributions accrued to the Fund’s shareholders among other conditions. In respect of a Required Expense Payment, no Reimbursement Payment for any quarter shall be made if and to the extent that the Fund’s Operating Expense Ratio (as defined below) (including the amount of the Reimbursement Payment) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Required Expense Payment was made. In respect of a Voluntary Expense Payment, no Reimbursement Payment for any quarter shall be made if and to the extent that: (1) the Effective Rate of Distributions Per Share (as defined below) declared by the Fund at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Voluntary Payment was made to which such Reimbursement Payment relates or (2) the Fund’s Operating Expense Ratio at the time of such Reimbursement Payment (including the amount of the Reimbursement Payment) is greater than the Operating Expense Ratio at the time the Voluntary Payment was made. For purposes of the Third Amended and Restated Expense Limitation and Reimbursement Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365-day year) of regular cash distributions per share exclusive of returns of capital and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by (x) dividing Operating Expenses, less base management and incentive fees owed to the Investment Adviser pursuant to the Investment Management Agreement, administration fees owed to the Administrator pursuant to the Administration Agreement, shareholder servicing and/or distribution fees, and interest expense, by (y) the Fund’s net assets.

Any expenses waived pursuant to the Third Amended and Restated Expense Limitation and Reimbursement Agreement may be subsequently recaptured by the Investment Adviser for a period of three years following the date such waiver or reimbursement occurred, provided that the recapture does not cause the Fund to exceed its expense limit in effect either at the time of the waiver or reimbursement, or at the time of recapture, after repayment is taken into account.

Expenses

All investment professionals of the Investment Adviser and their respective staffs, when and to the extent engaged in providing investment advisory and management services under the Investment Management Agreement and the compensation and routine overhead expenses of such personnel allocable to such services, will be provided and paid for by the Investment Adviser and not by us.

Subject to the Third Amended and Restated Expense Limitation and Reimbursement Agreement, the Investment Adviser will pay, absorb and/or reimburse our organization and operating expenses (“O&O Expenses”).

Notwithstanding anything to the contrary, the following apply:

(a)
All expenses of the Fund shall be billed to and paid by the Fund;
(b)
The Sponsor (as defined in the North American Securities Administrators Association (“NASAA”) Omnibus Guidelines), Adviser, and the Administrator may be reimbursed for the actual cost of goods and services used for, or by, the Fund and obtained from Persons other than Affiliates of the Sponsor, the Administrator, the Investment Adviser, or the Fund;
(c)
The Sponsor, the Investment Adviser, and the Administrator may be reimbursed for the administrative services necessary to the prudent operation of the Fund; provided, the reimbursement shall be the lower of the Sponsor’s, the Investment Adviser’s, or the Administrator’s actual cost or the amount the Fund would be required to pay to Persons other than Affiliates of the Sponsor, the Investment Adviser, the Administrator, or the Fund for comparable administrative services in the same geographic location; and provided, further, that such costs are reasonably allocated to the Fund on the basis of assets, revenues, time records or other method conforming with generally accepted accounting principles;
(d)
No reimbursement shall be permitted for services for which the Sponsor, the Investment Adviser, or the Administrator are entitled to compensation by way of a separate fee; and
(e)
Excluded from the allowable reimbursement shall be:
a.
the Sponsor’s, the Investment Adviser’s, or the Administrator’s rent and depreciation, utilities, capital equipment, and other administrative items; and
b.
the Sponsor’s, the Investment Adviser’s, or the Administrator’s Controlling Persons’ salaries, fringe benefits, travel expenses, and other administrative items incurred by, or allocated to, the Sponsor’s, the Investment Adviser’s, or the Administrator’s Controlling Persons.

Controlling Person includes, but is not limited to, all Persons, whatever their titles, who perform functions for the Sponsor, the Investment Adviser, or the Administrator similar to those of: (a) chairman or member of the board of directors; (b) executive officers;

and (c) those holding ten percent or more equity interest in the Sponsor, the Investment Adviser, or the Administrator or a Person having the power to direct or cause the direction of the Sponsor, the Investment Adviser, or the Administrator, whether through the ownership of voting securities, by contract, or otherwise.

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

(ix) expenses (including the allocable portions of compensation and out-of-pocket expenses such as travel expenses) or an appropriate portion thereof of employees of the Investment Adviser or its affiliates to the extent such expenses relate to attendance at meetings of the Board or any committees thereof;

(x) all fees, costs and expenses, if any, incurred by or on behalf of the Fund in developing, negotiating and structuring prospective or potential investments that are not ultimately made, including, without limitation any legal, tax, administrative, accounting, travel, meals, accommodations and entertainment, advisory, consulting and printing expenses, reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments;

(xi) the allocated costs incurred by the Investment Adviser and the Administrator in providing managerial assistance to those portfolio companies that request it;

(xii) all brokerage costs, hedging costs, prime brokerage fees, custodial expenses, agent bank and other bank service fees; private placement fees, commissions, appraisal fees, commitment fees and underwriting costs; costs and expenses of any lenders, investment banks and other financing sources, and other investment costs, fees and expenses actually incurred in connection with evaluating, making, holding, settling, clearing, monitoring or disposing of actual investments (including, without limitation, travel, meals, accommodations and entertainment expenses and any expenses related to attending trade association and/or industry meetings, conferences or similar meetings, any costs or expenses relating to currency conversion in the case of investments denominated in a currency other than U.S. dollars) and expenses arising out of trade settlements (including any delayed compensation expenses);

(xiii) investment costs, including all fees, costs and expenses incurred in sourcing, evaluating, developing, negotiating, structuring, trading (including trading errors), settling, monitoring and holding prospective or actual investments or investment strategies including, without limitation, any financing, legal, filing, auditing, tax, accounting, compliance, loan administration, travel, meals, accommodations and entertainment, advisory, consulting, engineering, data-related and other professional fees, costs and expenses in connection therewith (to the extent the Investment Adviser is not reimbursed by a prospective or actual issuer of the applicable investment or other third parties or capitalized as part of the acquisition price of the transaction), or any fees, costs and expenses related to the organization or maintenance of any vehicle through which the Fund directly or indirectly participates in the acquisition, holding and/or disposition of investments or which otherwise facilitate the Fund’s investment activities, including without limitation any travel and accommodations expenses related to such vehicle and the salary and benefits of any personnel (including personnel of the Investment Adviser or its affiliates) reasonably necessary and/or advisable for the maintenance and operation of such vehicle, or other overhead expenses (including any fees, costs and expenses associated with the leasing of office space (which may be made with one or more affiliates of the Investment Adviser as lessor in connection therewith));

(xiv) transfer agent, dividend agent and custodial fees;

(xv) fees and expenses associated with marketing efforts;

(xvi) federal and state registration fees, franchise fees, any stock exchange listing fees and fees payable to rating agencies; ongoing Fund offering expenses;

(xvii) fees and expenses including reasonable travel, entertainment, lodging and meal expenses of, and any legal counsel or other advisors retained by, or at the discretion or for the benefit of, the Board who are not interested persons (as defined in the 1940 Act) of the Fund;

(xviii) costs of preparing financial statements and maintaining books and records, costs of Sarbanes-Oxley Act of 2002 compliance and attestation and costs of preparing and filing reports or other documents with the SEC, Financial Industry Regulatory Authority, CFTC and other regulatory bodies and other reporting and compliance costs, including registration and exchange listing and the costs associated with reporting and compliance obligations under the 1940 Act and any other applicable federal and state securities laws, and the compensation of professionals responsible for the foregoing (except to the extent such costs and expenses are borne by the Administrator or its affiliates under the Administration Agreement or by the Investment Adviser under the Investment Management Agreement);

(xix) all fees, costs and expenses associated with the preparation and issuance of the Fund’s periodic reports and related statements (e.g., financial statements and tax returns) and other internal and third-party printing (including a flat service fee), publishing (including time spent performing such printing and publishing services) and reporting-related expenses (including other notices and communications) in respect of the Fund and its activities (including internal expenses, charges and/or related costs incurred, charged or specifically attributed or allocated by the Fund or the Investment Adviser or its affiliates in connection with such provision of services thereby) (except to the extent such costs and expenses are borne by the Administrator under the Administration Agreement or by the Investment Adviser under the Investment Management Agreement);

(xx) the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs) and the costs of any shareholder or Board meetings;

(xxi) proxy voting expenses;

(xxii) costs associated with an exchange listing;

(xxiii) costs of registration rights granted to certain investors;

(xxiv) any taxes and/or tax-related interest, fees or other governmental charges (including any penalties incurred where the Investment Adviser lacks sufficient information from third parties to file a timely and complete tax return) levied against the Fund and all expenses incurred in connection with any tax audit, investigation, litigation, settlement or review of the Fund and the amount of any judgments, fines, remediation or settlements paid in connection therewith;

(xxv) all fees, costs and expenses of any litigation, arbitration or audit involving the Fund any vehicle or its portfolio companies and the amount of any judgments, assessments fines, remediations or settlements paid in connection therewith, Board and officers, liability or other insurance (including costs of title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of the Fund;

(xxvi) all fees, costs and expenses associated with the Fund’s information, obtaining and maintaining technology (including the costs of any professional service providers), hardware/software, data-related communication, market data and research (including news and quotation equipment and services and including costs allocated by the Investment Adviser’s or its affiliates’ internal and third-party research group (which are generally based on time spent, assets under management, usage rates, proportionate holdings or a combination thereof or other reasonable methods determined by the Investment Adviser and/or its affiliates) and expenses and fees (including compensation costs) charged or specifically attributed or allocated by the Investment Adviser and/or its affiliates for data-related services provided to the Fund and/or its portfolio companies (including in connection with prospective investments), each including expenses, charges, fees and/or related costs of an internal nature; provided, that any such expenses, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services) reporting costs (which includes notices and other communications and internally allocated charges), and dues and expenses incurred in connection with membership in industry or trade organizations;

(xxvii) costs associated with individual or group shareholders;

(xxviii) the Fund’s allocable portion of its fidelity bond, Board members and officers errors and omissions liability insurance and other insurance premiums;

(xxix) direct costs and expenses of administration, including printing, mailing, long distance telephone, copying and secretarial and other staff;

(xxx) all fees, costs and expenses of winding up and liquidating the Fund’s assets;

(xxxi) extraordinary expenses (such as litigation or indemnification);

(xxxii) costs and expenses (including travel) in connection with the diligence and oversight of the Fund’s service providers; and

(xxxiii) all other expenses incurred by the Administrator in connection with administering the Fund’s business.

The Fund shall not pay the Investment Adviser for any costs and/or expenses that are duplicative of fees already assessed against the Fund.

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

Staffing

We do not currently have any employees and do not expect to have any employees. Our day-to-day investment operations are managed by the Investment Adviser. See “Investment Management Agreement.” Pursuant to its Resource Sharing Agreement with Comvest Credit Advisors LLC, the Investment Adviser will have access to Comvest’s team of experienced investment professionals. See “Item 1). Business—Resource Sharing Agreement.” Each of our executive officers described under “Item 10. Trustees and Executive Officers” is employed by Comvest, AMG Funds LLC or their affiliates.

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

Emerging Growth Company

We are an “emerging growth company” as defined in the JumpStart Our Business Startups Act of 2012, or the “JOBS Act.” As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not “emerging growth companies.” For so long as we remain an emerging growth company, we will not be required to:

•
have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•
submit certain executive compensation matters to shareholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or
•
disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.

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

Reporting Obligations

In order to be regulated as a BDC under the 1940 Act, we are required to register a class of equity securities under the Exchange Act. As a result, we have filed a Registration Statement for our Shares on the Registration Statement with the SEC under the Exchange Act, which the SEC declared effective on December 13, 2024. Pursuant to the effectiveness of the Registration Statement, we are required to file annual reports, quarterly reports and current reports with the SEC. This information will be available by contacting the SEC staff at library@sec.gov. The public may obtain information on the operation of the SEC’s public reference room by calling the SEC at (202) 551-5450.

ITEM 1A. RISK FACTORS.

An investment in our securities involves certain risks relating to our structure and investment objective. All known material risks are presented below. However, the risks set forth below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, our financial condition, our investments and/or operating results. If any of the following events occur; our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV and the trading price of our Shares could decline. There can be no assurance that we will achieve our investment objective and you may lose all or part of your investment.

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

We may lose investment opportunities if our pricing, terms and structure do not match those of our competitors. With respect to the investments that we make, we do not seek to compete based primarily on the interest rates we may offer, and we believe that some of our competitors may make loans with interest rates that may be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. Part of our potential competitive advantage stems from the fact that we believe the market for middle market lending is underserved by traditional bank lenders and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. We may also compete for investment opportunities with accounts managed by the Investment Adviser or its affiliates. Although the Investment Adviser allocates opportunities in accordance with its policies and procedures, allocations to such other accounts reduces the amount and frequency of opportunities available to us and may not be in our best interests and, consequently, our shareholders. Moreover, the performance of investment opportunities is not known at the time of allocation. If we are not able to compete effectively, our business, financial condition and results of operations may be adversely affected, thus affecting our business, financial condition and results of operations. Because of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities that we identify or that we will be able to fully invest our available capital.

We do not expect to replicate the historical performance of other entities managed or supported by Comvest.

We do not expect to replicate the historical performance of Comvest’s investments, or those of its affiliates. In addition, our investment strategies may differ from those of Comvest or its affiliates. We, as a BDC and as a RIC, are subject to certain regulatory restrictions that do not apply to Comvest or its affiliates. Finally, we can offer no assurance that our investment team will be able to continue to implement our investment objective with the same degree of success as it has had in the past.

Our ability to achieve our investment objective depends on key investment personnel of Comvest and the Investment Adviser. If Comvest and the Investment Adviser were to lose any of their key investment personnel, our ability to achieve our investment objective could be significantly harmed.

We depend on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser to identify, evaluate, negotiate, structure, execute, monitor and service our investments. The Investment Adviser, as an affiliate of Comvest, is supported by Comvest to fulfill its obligations to us under the Investment Management Agreement. The Investment Adviser may also depend upon Comvest to obtain access to investment opportunities originated by professionals. Our future success depends to a significant extent on the continued service and coordination of the key investment personnel of the Investment Adviser. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective. . We do not currently intend to provide key person life insurance for any of our key investment personnel.

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

Through the Resource Sharing Agreement, the Investment Adviser intends to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Comvest’s investment professionals. There can be no assurance that Comvest will perform its obligations under the Resource Sharing Agreement. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on the Fund’s operations.

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

Valuations of our portfolio, which will affect the amount of the management fee and incentive fee and our performance results, may involve uncertainties and judgmental determinations. Further, the methodology for the calculation of the management fee and incentive fee creates a potential conflict of interest for the Investment Adviser in determining valuations.

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

On July 16, 2024 and as most recently amended on October 15, 2025, Subsidiary II, a Delaware limited liability company and a wholly-owned financing subsidiary of the Fund, has entered into a loan and servicing agreement with the Fund and Sumitomo Mitsui Banking Corporation, as collateral agent, administrative agent and a lender, Webster Bank, N.A., as a lender, and Western Alliance Trust Company, N.A. as collateral custodian and the collateral administrator, with an aggregate principal amount of $400 million (with a temporary upsize to $445 million for a six-month period beginning on October 15, 2025 and an option to increase such amount up to $500 million), which can be drawn in U.S. dollars subject to certain conditions (as amended, the “Loan and Servicing Agreement”).

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

Global economic, political and market conditions, including downgrades of the U.S. credit rating and, ongoing geopolitical conflicts, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. In addition, a prolonged shutdown of government services could impact our business prospects and the prospects of our portfolio companies. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Geopolitical conflicts and resulting market volatility, could also adversely affect our business, operating results, and financial condition. The extent and duration or escalation of such conflicts, and resulting sanctions and future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in affected regions or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material effect on our business, financial condition and results of operations.

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

The outcome of the U.S. presidential, congressional and other elections creates significant uncertainty with respect to the legal, tax and regulatory regime in which we and our portfolio companies will operate.

Changes in the composition of the U.S. government following an election could result in changes to U.S. and non-U.S. fiscal, tax and other policies, as well as the global financial markets generally. Any significant changes in economic policy, the regulation of the asset management industry, international trade policy and/or tax law, among other things, could have a material adverse impact on us and our investments. General fluctuations in the market prices of securities and interest rates could affect our investment opportunities and the value of our investments. We could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Ongoing disruptions in the global credit markets could affect issuers’ ability to pay debts and obligations on a timely basis. If defaults occur, we could lose both invested capital in, and anticipated profits from, any affected investments.

While the current U.S. administration has signaled a reduced emphasis on regulation, past U.S. administrations supported an enhanced regulatory agenda. Changes in regulation can impose greater costs on certain sectors, including financial services, or otherwise impact the competitive environment for obligors, which could adversely impact us and our clients.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies.

The U.S. government has indicated its intent, made proposals and taken actions to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, existing bilateral or multi-lateral trade agreements and treaties with foreign countries. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. These developments, or the perception that more of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States

We, our wholly-owned direct subsidiaries, the Investment Adviser, and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

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

While we may co-invest with investment entities managed by the Investment Adviser, Comvest, Manulife or their affiliates to the extent permitted by the 1940 Act and the rules and regulations thereunder and ERISA, if applicable, the 1940 Act imposes significant limits on co-investment. On December 12, 2023, the SEC granted certain affiliates of Manulife an exemptive relief order (the "Co-Investment Order"), which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser, Comvest, Manulife or their affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Co-Investment Order. Pursuant to the Co-Investment Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and does not involve overreaching in respect of us or our shareholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our shareholders and is consistent with our then-current investment objectives and strategies.

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

The Investment Adviser can resign upon 120 days’ notice, and a suitable replacement may not be found within that time, resulting in disruptions in our operations that could adversely affect our business, results of operations and financial condition.

Under the Investment Management Agreement, the Investment Adviser has the right to resign at any time upon 120 days’ written notice, whether a replacement has been found or not. If the Investment Adviser resigns, we may not be able to find a new Investment Adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all. If a replacement is not able to be found on a timely basis, our business, results of operations and financial condition and our ability to pay distributions are likely to be materially adversely affected. In addition, if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Investment Adviser and its affiliates, the coordination of its internal management and investment activities is likely to suffer. Even if we are able to retain comparable management, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

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

Determinations by Our Board.

Our Declaration of Trust contains a provision that codifies the authority of our Board to manage our business and affairs. This provision enumerates certain matters and states that the determination as to any such enumerated matters made by or pursuant to the direction of our Board (consistent with our Declaration of Trust) is final and conclusive and binding upon us and our shareholders. This provision does not alter the duties our Board owes to us or our shareholders pursuant to our Declaration of Trust and under Delaware law. Further, it would not restrict the ability of a shareholder to challenge an action by our Board which was taken in a manner that is inconsistent with our Declaration of Trust or the Board’s duties under Delaware law or which did not comply with the requirements of the provision.

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

Although we elected be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code, no assurance can be given that we will be able to maintain our RIC tax treatment. To maintain RIC tax treatment and be relieved of U.S. federal income taxes on income and gains distributed to our shareholders, we must meet the annual distribution, source-of-income and asset diversification requirements described below.

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

The Fund is Subject to Risks Arising from Compliance with the SEC’s Regulation Best Interest.

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonably available alternatives in the best interests of their clients. There are likely alternatives to us that are reasonably available to you, through your broker or otherwise, and those alternatives may be less costly or have a lower investment risk. Among other alternatives, listed BDCs may be reasonable alternatives to an investment in our Shares, and may feature characteristics like lower cost, less complexity, and lesser or different risks. Investments in listed securities also often involve nominal or zero commissions at the time of initial purchase. The impact of Regulation Best Interest on broker-dealers participating in our offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend this offering to retail customers. If Regulation Best Interest reduces our ability to raise capital in this offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objective and would result in our fixed operating costs representing a larger percentage of our gross income.

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

The Fund has formed Subsidiary I, Subsidiary II, and Subsidiary III, each a wholly-owned subsidiary. The Fund complies with the provisions of the 1940 Act governing investment policies (Section 8) on an aggregate basis with the Subsidiaries. The Fund also complies with the provisions of the 1940 Act governing capital structure and leverage (Section 18) in respect of each Subsidiary (i.e., any borrowings of Subsidiary II are considered borrowings of the Fund for purposes of complying with the asset coverage requirements under the 1940 Act) and will comply with such requirements in respect of any newly formed Subsidiary on an aggregate basis with the Subsidiaries so that the Fund treats the Subsidiaries’ debt as its own for purposes of Section 18. In addition, any such Subsidiary complies (or will comply) with the 1940 Act provisions related to affiliated transactions and custody (Section 17). Any investment adviser to the Subsidiaries complies (or will comply) with provisions of the 1940 Act relating to investment advisory contracts (Section 15) as if it were an investment adviser to the Fund under Section 2(a)(20) of the 1940 Act.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Share Issuance

The Fund has previously sold common shares that were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereunder (the "Private Offering"). All shares issued under the Private Offering have been converted to Class I Shares. As of December 31, 2025, our Shares consist of only Class I Shares. Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Shares. Under the Declaration of Trust, the Fund has authority to issue an unlimited number of Shares.

As of March 25, 2026, there were six (6) holders of record of our Shares.

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

For the Period Ended	NAV Per Share Class I
September 30, 2023	$25.00
December 31, 2023	25.00
March 31, 2024	24.95
June 30, 2024	25.08
September 30, 2024	25.08
December 31, 2024	25.33
January 31, 2025	25.40
February 28, 2025	25.41
March 31, 2025	25.43
April 30, 2025	25.13
May 31, 2025	25.18
June 30, 2025	25.23
July 31, 2025	25.31
August 31, 2025	25.31
September 30, 2025	25.27
October 31, 2025	25.27
November 30, 2025	25.26
December 31, 2025	25.26

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

Distributions declared for Class I shares for the year ended December 31, 2025, totaled approximately $35,316 (dollars in thousands).

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount
January 29, 2025	January 30, 2025	February 21, 2025	$0.16
February 27, 2025	February 27, 2025	March 24, 2025	$0.17
March 27, 2025	March 28, 2025	April 24, 2025	$0.20
April 28, 2025	April 29, 2025	May 22, 2025	$0.21
May 28, 2025	May 29, 2025	June 23, 2025	$0.22
June 25, 2025	June 27, 2025	July 23, 2025	$0.21
July 24, 2025	July 30, 2025	August 25, 2025	$0.21
August 27, 2025	August 28, 2025	September 25, 2025	$0.21
September 29, 2025	September 29, 2025	October 24, 2025	$0.20
October 29, 2025	October 29, 2025	November 24, 2025	$0.20
November 26, 2025	November 26, 2025	December 23, 2025	$0.21
December 30, 2025	December 30, 2025	January 23, 2026	$0.22

Distributions declared for Class I shares for the year ended December 31, 2024, totaled approximately $6,285 (dollars in thousands).

The following table reflects cash distributions, including dividends and returns of capital, if any, per Class I share that have been declared by our Board for the period ended December 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount
March 27, 2024	March 27, 2024	March 28, 2024	$0.54
June 27, 2024	June 27, 2024	June 28, 2024	$0.48
September 27, 2024	September 27, 2024	September 30, 2024	$0.60
December 30, 2024	December 30, 2024	December 31, 2024	$0.33

Distributions declared for the period September 29, 2023 (Inception Date) through December 31, 2023, totaled approximately $419 (dollars in thousands).

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the period September 29, 2023 (Inception Date) through December 31, 2023:

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

Recent Sales of Unregistered Securities and Use of Proceeds

The Fund did not make any sales of unregistered securities during the fiscal year ended December 31, 2025, that were not previously disclosed in a current report on Form 8-K.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in management’s discussion and analysis of financial conditions and results of operations relates to John Hancock Comvest Private Income Fund (collectively, "we", "us", "our", or the "Fund"). Unless stated otherwise, the dollar amounts disclosed in this Management’s Discussion & Analysis of Financial Condition and Results of Operations section are presented in thousands.

Forward-Looking Statements

The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K (the "Annual Report"). Some of the statements in this Annual Report (including in the following discussion) constitute forward-looking statements, which relate to future events, future performance, or our financial condition.

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

Overview

The Fund is an externally managed, diversified, closed-end management investment company that has elected to be regulated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act") and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The Fund was formed as Comvest Credit Partners BDC Fund, L.P. on June 28, 2023 as a limited partnership under the laws of the state of Delaware. The Fund changed its name to AMG Comvest Senior Lending Fund on October 23, 2023 and converted to a Delaware statutory trust by operation of law on October 24, 2023. The Fund commenced operations on September 29, 2023 ("Inception Date") and commenced investment operations on October 18, 2023. On November 6, 2025, the Fund changed its name to John Hancock Comvest Private Income Fund.

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

On December 13, 2024, the Fund received a notice of effectiveness from the SEC related to the Fund’s N-2 Registration Statement (the "Registration Statement"). Pursuant to the Registration Statement, the Fund is publicly offering on a continuous basis up to $2.0 billion of the Shares (the "Public Offering").

On March 14, 2025, the SEC issued the Fund an exemptive order ("Multi-Class Order") that permits the Fund to offer multiple classes of its Shares. Under the Multi-Class Order, the Fund may issue Class S, Class D, Class F and Class I shares.

The Fund is managed by Comvest Credit Managers, LLC (the “Investment Adviser”), a Delaware limited liability company and an affiliate of Comvest Capital Advisors LLC, Comvest Credit Advisors LLC and Commonwealth Credit Advisors LLC (collectively with their affiliates, "Comvest"), and Manulife Financial Corporation (“Manulife,” and collectively with Comvest and their affiliates, “Manulife | Comvest Credit Partners”). The Investment Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser oversees the management of the Fund’s activities and is responsible for making investment decisions with respect to the Fund’s portfolio.

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

Macroeconomic Market Developments

The capital markets are subject to fluctuations caused by various external factors such as changes in the interest-rate environment, inflationary pressures, evolving geopolitical tensions, and broader economic conditions, among other factors. These macroeconomic developments are outside our control and could require us to adjust our plan of operations, and impact our financial position, results of operations or cash flows in the future. We monitor macroeconomic market developments and their related impact to our business, including impacts to our portfolio companies, employees, due diligence and underwriting processes, and the broader financial markets.

While our portfolio is not immune to the impact of macroeconomic events, we believe we and our portfolio are well positioned to manage the current environment. Given the unpredictability and fluidity of the macroeconomic market, neither our management nor our Board is able to predict the full impact of the macroeconomic events on our business, future results of operations, financial position, or cash flows. For additional information, see “Item 1A. Risk Factors” in this Annual Report.

Portfolio and Investment Activity

During the year ended December 31, 2025, we made $610,981 of investments in new or existing portfolio companies and had $74,031 in aggregate amount of sales and repayments, resulting in net investments of $536,950 for the period. The total portfolio of debt investments at fair value consisted of 99.7% bearing variable interest rates and 0.3% bearing fixed interest rates.

Our portfolio composition, based on fair value at December 31, 2025 was as follows.

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	95.5%	9.0%
Second Lien Senior Secured	2.4%	0.3%
Equity	1.7%	—
Warrants	0.0%	—
Cash Equivalents	0.4%	—
Total	100.0%	9.3%

During the year ended December 31, 2024, we made $385,242 of investments in new or existing portfolio companies and had $6,034 in aggregate amount of sales and repayments, resulting in net investments of $379,208 for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at December 31, 2024 was as follows.

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	96.2%	9.9%
Equity	1.5%	—%
Warrants	—%	—%
Cash Equivalents	2.3%	—%
Total	100%	9.9%

As of December 31, 2025, the Fund’s top five industry concentrations were Financial Services, Consumer Services, Health Care Equipment & Services, Insurance and Software & Services. On December 31, 2025, our portfolio consisted of 87 portfolio companies and was invested 95.9% in first lien loans, 2.4% in second lien loans and 1.7% in equity investments. The fair value of our investments was approximately $937,725 on December 31, 2025.

The following summarizes our portfolio company investments and the industries in which we were invested as of December 31, 2025, calculated as a percentage of fair value as of December 31, 2025:

Portfolio Company	Fair Value	Percentage of Total Investments at Fair Value
Ag Bells LLC	$10,205	1.1%
Allbridge, LLC	1,763	0.2%
Allied OMS Intermediate Company, LLC	8,744	0.9%
Ampler QSR Holdings LLC	10,350	1.1%
Amplify FG Holdco, L.P.	432	0.0%
Archtop Fiber Intermediate LLC	5,573	0.6%
Armanino Advisory LLC	13,633	1.5%
Aspire General Holding Company LLC	17,898	1.9%
Batteries Plus Holding Corporation	471	0.0%
BHP Management Holdings, LLC	1,956	0.2%
Billhighway, LLC	1,021	0.1%
Bishop Street Underwriters LLC	16,935	1.8%
Brown & Root Industrial Services, LLC	19,692	2.1%
Calidris Investment Partners Holdings Ltd	13,507	1.4%
Cardiology Management Holdings, LLC	1,646	0.2%
CheckedUp, Inc	1,237	0.1%
Complete Paper Inc.	19,155	2.0%
Compu-Link Corporation	(19)	0.0%
Cooper's Hawk Intermediate Holding,LLC	20,201	2.2%
CRA Funding 1, LLC	26,882	2.9%
CrossLink Professional Tax Solutions, LLC	9,769	1.0%
CyberMaxx Holdings, LLC	313	0.0%
D4C Dental Brands, Inc.	20,379	2.2%
Diesco Industries Ltd.	26,350	2.8%
Discovery SL Management, LLC	3,597	0.4%
DMA Holding Company	1,111	0.1%
Drive Assurance Corporation	3,645	0.4%
eHealthInsurance Services, Inc.	12,951	1.4%
Ensemble Music Schools LLC	12,456	1.3%
FloWorks International, LLC	21,279	2.3%
Fullsteam Operations LLC	17,008	1.8%
GRAM ABF Vision Holdings, L.P.	695	0.1%
HAH Group Holding Company, LLC	8,715	0.9%
Handgards, LLC	21,476	2.3%
Hasa Acquisition, LLC	1,442	0.2%
Heathos LLC	11,953	1.3%
Hometown Food Company	14,955	1.6%

Hornblower Sub LLC	3,122	0.3%
iCreditWorks Inc.	5,298	0.6%
Integrity Marketing Acquisition, LLC	17,982	1.9%
Juvare, LLC	11,776	1.3%
KCK Ltd	21,155	2.3%
Kemper Sports Management, LLC	2,253	0.2%
Learn-it Systems, LLC	13,847	1.5%
Lindstrom, LLC	13,553	1.4%
Military Retail Solutions, LLC	12,655	1.3%
Mitchell International, Inc.	7,045	0.8%
National Debt Relief, LLC	1,433	0.2%
Nuclear Care Partners Holdings, Inc.	7,171	0.8%
Obra CICS Finance, LLC	23,571	2.5%
OEP Wheeler Buyer, LLC	10,822	1.2%
OL Texas Restaurants, LLC	1,454	0.1%
OmniMax International, LLC	21,476	2.3%
OpCo Borrower, LLC	10,041	1.1%
ORECV, LLC	2,458	0.3%
Palmetto Longevity Fund, LLC	16,870	1.8%
Pansophic Learning US, LLC	13,294	1.4%
Pediatric Home Respiratory Services, LLC	10,683	1.1%
Peer Advisors LLC	21,037	2.2%
Periscope Cybermaxx Buyer, Inc	7,964	0.8%
Petvet Care Centers, LLC	11,914	1.3%
PF Carrus Careers, LLC	5,442	0.6%
Project Pathfinder Borrower, LLC	21,481	2.3%
PURIS, LLC	18,966	2.0%
Rails International, LLC	12,746	1.4%
Restaurant Holding Company, LLC	1,978	0.2%
Rialto Management Group, LLC	21,867	2.3%
Salisbury House, LLC	11,966	1.3%
Salt US Holdco, LLC	2,322	0.2%
Sarasota US Intermediate, Inc.	14,861	1.6%
Seatex Merger Sub, LLC	10,843	1.2%
Select Rehabilitation, LLC	1,303	0.1%
Senior Support Holdings (Franchise) Acquisition, Inc.	13,887	1.5%
Senior Support Holdings, LP	606	0.1%
SitusAMC Holdings Corporation	21,628	2.3%
SL Buyer Corp.	17,857	1.9%
Solidcore Topco, LLC	16,098	1.7%
Sparta Capital Management, LLC	7,904	0.8%
Spartan CP, LLC	13,159	1.4%
Sportime Clubs, LLC	8,483	0.9%
Sylmar Group Holdco LLC	8,019	0.9%
The Mutual Group LLC	9,210	1.0%
Total Fleet Buyer, LLC	7,158	0.8%
U.S. Anesthesia Partners, Inc.	9,648	1.0%
Univista Intermediate Holdco LLC	12,190	1.3%
WildBrain Ltd.	18,971	2.0%
XDimensional Technologies, Inc.	882	0.1%
Total	$937,725	100.0%

Industry(1)	Investments and Cash Equivalents at Fair Value	Percentage of Fair Value
Financial Services	$162,102	17.2%
Consumer Services	142,200	15.1%
Health Care Equipment & Services	136,090	14.5%
Insurance	110,537	11.7%
Software & Services	96,227	10.2%
Capital Goods	75,730	8.0%
Commercial & Professional Services	52,723	5.6%
Materials	51,474	5.5%
Consumer Staples Distribution & Retail	27,610	2.9%
Food, Beverage & Tobacco	26,350	2.8%
Media & Entertainment	20,208	2.1%
Consumer Discretionary Distribution & Retail	12,746	1.4%
Utilities	8,019	0.8%
Telecommunication Services	7,336	0.8%
Transportation	5,444	0.6%
Cash Equivalents	3,334	0.4%
Real Estate Management & Development	2,458	0.3%
Technology Hardware & Equipment	471	0.1%
	$941,059	100.0%

(1)
The company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2025 to align with Global Industry Classification Standards (“GICS”), where applicable. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2025.

As of December 31, 2024, the Fund’s top five industry concentrations were Capital Goods, Health Care Equipment & Services, Financial Services, Consumer Services and Insurance. On December 31, 2024, our portfolio consisted of 51 portfolio companies and was invested 98.5% in first lien loans and 1.5% in equity investments. The fair value of our investments was approximately $399,268 on December 31, 2024.

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

(1)
The company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2024 to align with GICS, where applicable. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2024.

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

The weighted average risk rating of our investments based on fair value was 2.0 as of December 31, 2025. As of December 31, 2025, the Fund had one portfolio investment on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies for additional details regarding the Fund’s non-accrual policy.

The following table shows the distribution of our investments on the 1 to 6 investment rating scale at fair value as of December 31, 2025.

Investment Rating	Cost (in thousands)	Percent	Fair Value (in thousands)	Percent
Investment Rating 1	$—	—%	$—	—%
Investment Rating 2	921,203	98.3	923,397	98.4
Investment Rating 3	14,376	1.5	13,025	1.4
Investment Rating 4	625	0.1	625	0.1
Investment Rating 5	620	0.1	678	0.1
Investment Rating 6	—	—	—	—
Total	$936,824	100.0%	$937,725	100.0%

The weighted average risk rating of our investments based on fair value was 2.0 as of December 31, 2024. As of December 31, 2024, the Fund had one portfolio company on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies for additional details regarding the Fund’s non-accrual policy.

The following table shows the distribution of our investments on the 1 to 6 investment rating scale at fair value as of December 31, 2024.

Investment Rating	Cost (in thousands)	Percent	Fair Value (in thousands)	Percent
Investment Rating 1	$—	—%	$—	—%
Investment Rating 2	395,825	99.5%	397,785	99.6%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	—	—%
Investment Rating 5	1,918	0.5%	1,483	0.4%
Investment Rating 6	—	—%	—	—%
Total	$397,743	100.0%	$399,268	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2025 and December 31, 2024.

	December 31, 2025		December 31, 2024
Portfolio Company	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Performing	$936,204	$937,047	$395,825	$397,785
Non-accrual	620	678	1,918	1,483
Total	$936,824	$937,725	$397,743	$399,268

RESULTS OF OPERATIONS

Our operating results for the years ended December 31, 2025 and 2024 and for the period from September 29, 2023 (Inception Date) through December 31, 2023, was as follows (dollars in thousands).

	For The Year Ended December 31, 2025	For The Year Ended December 31, 2024	For the Period September 29, 2023 (Inception Date) through December 31, 2023
Total investment income	$74,358	$12,316	$496
Less: Net expenses	39,179	6,291	57
Net investment income	35,179	6,025	439
Net realized gains (losses) on investments	(43)	—	—
Net change in unrealized income (losses) on investments	(687)	1,517	(17)
Net increase (decrease) in net assets resulting from operations	$34,449	$7,542	$422

Investment Income

Investment income for the years ended December 31, 2025 and 2024 and for the period from September 29, 2023 (Inception Date) through December 31, 2023, was driven by deployment of capital and interest income from our investments. The composition of our investment income was as follows (dollars in thousands).

	For The Year Ended December 31, 2025	For The Year Ended December 31, 2024	For the Period September 29, 2023 (Inception Date) through December 31, 2023
Interest from investments	$70,892	$12,014	$478
Paid-in-kind	1,455	33	6
Fee income	2,011	269	12
Total investment income	$74,358	$12,316	$496

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2025 and 2024 and for the period from September 29, 2023 (Inception Date) through December 31, 2023, was as follows (dollars in thousands).

	For The Year Ended December 31, 2025	For The Year Ended December 31, 2024	For the Period September 29, 2023 (Inception Date) through December 31, 2023
Management fees	$4,585	$1,016	$48
Incentive fees	4,585	816	55
Administrative expenses	916	203	10
Interest expense	24,819	3,191	—
Professional fees	2,045	1,972	350
Trustees' fees	211	199	28
Organizational and offering expenses	2,248	784	745
Other general expenses	2,265	846	102
Repayments of prior reimbursements	—	271	—
Fee waivers	—	(156)	(58)
Incentive fee waiver	—	(81)	(55)
Expense reimbursement	(2,495)	(2,770)	(1,168)
Net expenses	$39,179	$6,291	$57

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the years ended December 31, 2025 and 2024 and for the period from September 29, 2023 (Inception Date) through December 31, 2023, were as follows (dollars in thousands).

	For The Year Ended December 31, 2025	For The Year Ended December 31, 2024	For the Period September 29, 2023 (Inception Date) through December 31, 2023
Net realized gains (losses)
Non-controlled, non-affiliated investments	$(43)	$—	$—
Total net realized gains (losses)	(43)	—	—
Net change in unrealized gains (losses) on investments
Non-controlled, non-affiliated investments	(579)	1,542	(17)
Non-controlled, affiliated investments	(52)	—	—
Controlled, affiliated investments	7	—	—
Net change in deferred tax liability	(63)	(25)	—
Total net change in unrealized gains (losses) on investments	(687)	1,517	(17)
Total net realized and unrealized gains (losses)	$(730)	$1,517	$(17)

Recent Developments

A summary of recent developments is described under “Item 1. Financial Statements – Notes to Consolidated Financial Statements –Note 13. Subsequent Events”.

Liquidity and Capital Resources

We generate cash from (1) net proceeds of our continuous offering of Shares, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. Our primary uses of cash are to (1) originate investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) fund the cost of operations (including expenses, the Management Fee and, to the extent permitted under the 1940 Act, any indemnification obligations), (3) pay debt service of any borrowings and (4) pay cash distributions to our shareholders.

As of December 31, 2025 and December 31, 2024, our debt consisted of an asset-based leverage facility, credit facility, and short-term borrowings related to repurchase obligations. We have entered into, and expect to continue to enter into, additional credit facilities, increase the size of our existing facilities, or issue additional debt securities, including securitizations, unsecured debt, or other forms of debt. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities, or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. See "Borrowings" for more information.

As of December 31, 2025 and December 31, 2024, our asset coverage ratios were 197.52% and 191.74%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents on hand as of December 31, 2025, taken together with our available debt capacity and any capital commitments, is expected to be sufficient for our investing activities and to conduct our operations in the near future.

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

As of December 31, 2025, we had $3,428 in cash and cash equivalents. During the year ended December 31, 2025, we used $506,941 in cash for operating activities, primarily as a result of funding portfolio investments of $609,526 and partially offset by cash outflows from other operating activities of $102,585. Cash provided by financing activities was $494,291 during the period, primarily the result of proceeds from the issuance of common shares and debt borrowings of $270,214 and $255,320, respectively. Additionally, we distributed $31,243 in cash distributions during the period.

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

Related Party Transactions and Agreements

We have entered into a number of business relationships with affiliated or related parties, including the investment management agreement with the Investment Adviser (the “Investment Management Agreement”), the administration agreement (the “Administration Agreement”) with AMG Funds LLC, the managing dealer agreement with John Hancock Investment Management Distributors LLC (the “Managing Dealer Agreement”) and the expense limitation and reimbursement agreement with the Investment Adviser (the “Expense Limitation and Reimbursement Agreement”). In addition to the aforementioned agreements, we, the Investment Adviser, Comvest, Manulife and certain of their affiliates intend to rely on exemptive relief (the “Co-Investment Order”) granted by the SEC to certain affiliates of Manulife to co-invest with other funds managed by our Investment Adviser, Comvest, Manulife or their affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

See “Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4. Related Party Transactions.”

Distributions and Dividends

Distributions declared for the year ended December 31, 2025, totaled $35,316.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount
January 29, 2025	January 30, 2025	February 21, 2025	$0.16
February 27, 2025	February 27, 2025	March 24, 2025	$0.17
March 27, 2025	March 28, 2025	April 24, 2025	$0.20
April 28, 2025	April 29, 2025	May 22, 2025	$0.21
May 28, 2025	May 29, 2025	June 23, 2025	$0.22
June 25, 2025	June 27, 2025	July 23, 2025	$0.21
July 24, 2025	July 30, 2025	August 25, 2025	$0.21
August 27, 2025	August 28, 2025	September 25, 2025	$0.21
September 29, 2025	September 29, 2025	October 24, 2025	$0.20
October 29, 2025	October 29, 2025	November 24, 2025	$0.20
November 26, 2025	November 26, 2025	December 23, 2025	$0.21
December 30, 2025	December 30, 2025	January 23, 2026	$0.22

Distributions declared for the year ended December 31, 2024, totaled $6,285.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board as of the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount
March 27, 2024	March 27, 2024	March 28, 2024	$0.54
June 27, 2024	June 27, 2024	June 28, 2024	$0.48
September 27, 2024	September 27, 2024	September 30, 2024	$0.60
December 30, 2024	December 30, 2024	December 31, 2024	$0.33

Distributions declared for the period September 29, 2023 (Inception Date) through December 31, 2023, totaled approximately $419 (dollars in thousands).

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the period September 29, 2023 (Inception Date) through December 31, 2023:

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

Borrowings

We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, must equal at least 150% after such borrowing, with certain limited exceptions. We may in the future determine to utilize a greater amount of leverage, including for investment purposes. As of December 31, 2025 and December 31, 2024, we had $480,232 and $222,615, respectively, par value of outstanding borrowings and our asset coverage ratio was 197.52% and 190.74%, respectively, compliant with the minimum asset coverage level of 150% generally required by a BDC by the 1940 Act.

Secured Loan Facility

On July 16, 2024 and as most recently amended on October 15, 2025, Subsidiary II has entered into a Loan and Servicing Agreement (as amended, the "Secured Loan Facility"), with Sumitomo Mitsui Banking Corporation, as collateral agent, administrative agent and a lender, Webster Bank, N.A., as a lender, and Western Alliance Trust Company, N.A., as account bank, collateral custodian and collateral administrator. The Secured Loan Facility provides for borrowings in U.S. dollars up to a maximum principal amount of $445,000 thousand for a six-month period beginning on October 15, 2025 (the "Upsize Period") and $400,000 after the Upsize Period. Proceeds from the borrowings under the Secured Loan Facility will be used primarily to finance the purchase or origination of loans. Unless otherwise terminated, the Secured Loan Facility will mature on July 16, 2029. The interest rate on outstanding loans will be calculated by the 1-month SOFR rate plus a spread of 2.20%. Please refer to Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings” for further details on the Secured Loan Facility.

Credit Facility

On December 2, 2025, the Fund entered into a senior secured revolving credit agreement with the Fund, as borrower, the lenders from time to time parties thereto, The Bank of Nova Scotia, as administrative agent, collateral agent, issuing bank, swingline lender and as lead arranger (the “Credit Facility”). The Credit Facility will be guaranteed by certain subsidiaries of the Fund that may be formed or acquired by the Fund in the future. Proceeds from the borrowings under the Credit Facility will be used for general corporate purposes, including the funding of portfolio investments. The maximum principal amount of the Credit Facility is $150 million subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Credit Facility may be increased up to $300 million through the exercise by the Fund of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions, and includes a $50 million limit for swingline loans. Please refer to Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings” for further details on the Credit Facility.

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

Off-Balance Sheet Arrangements

As of December 31, 2025, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of December 31, 2025 and 2024, we had unfunded commitments on revolving credit lines and delayed draw term loans of $124,250 and $57,802, respectively. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand. Please refer to “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 6. Commitments and Contingencies” for further detail on these unfunded commitments.

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

While our significant accounting policies are also described in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 2. Summary of Significant Accounting Policies” of the notes to our consolidated financial statements appearing elsewhere in this report, we believe the following accounting policy, Valuation of Portfolio Investments, requires the most significant judgment in the preparation of our consolidated financial statements because it involves judgments and assumptions about highly complex and inherently uncertain matters. In addition, the impact of reasonably different estimates and assumptions could have a greater impact on our consolidated financial statements.

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

i) Investments for which two or more quotes are received from a pricing service are valued using the mean of the bid and ask of the quotes obtained. If quotes from pricing services differ by +/- five points or if the spread between the bid and ask for a quote is greater than 10 points, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, will use one or more of the methodologies outlined below to determine fair value;

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates steady in the first half of 2025, following three consecutive rate reductions in the third and fourth quarter of 2024, and cut interest rates in the third and fourth quarter of 2025. While the Federal Reserve has indicated that there may be additional rate cuts in the future, future reductions to benchmark rates are not certain. As a result, key base interest rates, such as Secured Overnight Financing Rate (“SOFR”), may fluctuate over time. As of December 31, 2025, 99.7% of investments at fair value represent floating-rate investments with a reference rate floor and 0.3% of our debt investments at fair value represent fixed-rate investments.

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

Assuming that the audited Consolidated Statements of Assets and Liabilities as of December 31, 2025, was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Interest Income (in thousands)	Net Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 100 basis points	$(9,337)	$(4,779)	$(4,558)
Down 200 basis points	(18,673)	(9,559)	(9,114)
Up 100 basis points	9,337	4,779	4,558
Up 200 basis points	18,673	9,559	9,114
Up 300 basis points	28,010	14,338	13,672

78

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

We set forth below a list of our audited consolidated financial statements included in this Annual Report on Form 10-K.

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Assets and Liabilities as of December 31, 2025 and 2024	F-3
Consolidated Statements of Operations for the years ended December 31, 2025 and 2024 and for the period September 29, 2023 (Inception Date) to December 31, 2023	F-4
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2025 and 2024 and for the period September 29, 2023 (Inception Date) to December 31, 2023	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024 and for the period September 29, 2023 (Inception Date) to December 31, 2023	F-6
Consolidated Schedules of Investments as of December 31, 2025 and 2024	F-7
Notes to the Financial Statements	F-26

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of John Hancock Comvest Private Income Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of John Hancock Comvest Private Income Fund (the Fund), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2025 and the period from September 29, 2023 (Inception Date) to December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund at December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended December 31, 2025 and the period from September 29, 2023 (Inception Date) to December 31,2023, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, syndication agents, and underlying investee companies; when replies were not received from the custodian, syndication agents, and underlying investee companies, we performed other auditing procedures.

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Fund’s auditor since 2023.

Miami, Florida

March 25, 2026

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $920,814 and $397,743, respectively)	$921,760	$399,268
Non-controlled, affiliated investments (amortized cost of $2,510 and $0, respectively)	2,458	—
Controlled, affiliated investments (amortized cost of $13,500 and $0, respectively)	13,507	—
Total investments, at fair value (amortized cost of $936,824 and $397,743, respectively)	937,725	399,268
Cash	94	10,922
Cash Equivalents	3,334	9,471
Restricted cash	6,807	2,492
Receivables:
Receivable for paydowns of investments	613	36
Interest receivable	7,853	3,193
Due from affiliates (Note 4)	1,437	—
Prepaid expenses and other assets	1,549	2,084
Total Assets	$959,412	$427,466

Liabilities
Secured Loan Facility (net of deferred financing costs of $2,740 and $722, respectively)	$390,565	$159,378
Credit Facility (net of deferred financing costs of $630 and $0, respectively)	87,370	—
Secured Borrowing	—	63,237
Payables:
Dividend distributions payable	4,052	—
Management fee payable, net (Note 4)	1,443	505
Deferred tax liability	88	25
Interest payable	2,297	1,273
Incentive fee payable	1,440	634
Due to affiliates (Note 4)	—	271
Accrued other general and administrative expenses	1,519	873
Total Liabilities	$488,774	$226,196

Commitments and contingencies (Note 6)

Net Assets
Class I shares, $0.001 par value; unlimited authorized; 18,631,405 and 7,945,702 shares issued and outstanding, respectively	$19	$8
Additional paid-in capital	469,992	199,800
Total distributable earnings (accumulated deficit)	627	1,462
Total Net Assets	$470,638	$201,270
Total Liabilities and Net Assets	$959,412	$427,466
Net Asset Value Per Share	$25.26	$25.33

The accompanying notes are an integral part of these consolidated financial statements.

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	For the Year Ended December 31,		For the Period from September 29, 2023 (Inception Date) through December 31,
	2025	2024	2023
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$70,892	$12,014	$478
Payment-in-kind interest income	1,455	33	6
Fee income	2,011	269	12
Total Investment Income	74,358	12,316	496
Expenses:
Management fees	4,585	1,016	48
Incentive fees	4,585	816	55
Administrative expenses	916	203	10
Interest expense	24,819	3,191	—
Professional fees	2,045	1,972	350
Trustees’ fees	211	199	28
Organizational and offering expenses	2,248	784	745
Other general expenses	2,265	846	102
Repayments of prior reimbursements (Note 4)	—	271	—
Total Expenses	41,674	9,298	1,338
Less: Fee waivers (Note 4)	—	(156)	(58)
Less: Incentive fee waiver (Note 4)	—	(81)	(55)
Less: Expense reimbursement (Note 4)	(2,495)	(2,770)	(1,168)
Net expenses	39,179	6,291	57
Net Investment Income (Loss)	35,179	6,025	439

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(43)	—	—
Total net realized gains (losses)	(43)	—	—
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(579)	1,542	(17)
Non-controlled, affiliated investments	(52)	—	—
Controlled, affiliated investments	7	—	—
Net change in deferred tax liability	(63)	(25)	—
Total net change in unrealized gains (losses)	(687)	1,517	(17)
Total realized and unrealized gains (losses)	(730)	1,517	(17)
Net Increase (Decrease) in Net Assets Resulting from Operations	$34,449	$7,542	$422

Per Share Data:
Basic and diluted net investment income/(loss) per share	$2.43	$1.86	$0.57
Basic and diluted net increase/(decrease) in net assets resulting from operations per share	$2.38	$2.33	$0.55
Weighted Average Shares Outstanding - Basic and Diluted	14,488,317	3,239,983	774,000

The accompanying notes are an integral part of these consolidated financial statements.

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(amounts in thousands)

	For the Year Ended December 31,		For the Period from September 29, 2023 (Inception Date) through December 31,
	2025	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$35,179	$6,025	$439
Net realized gains (losses) on investments	(43)	—	—
Net change in unrealized gains (losses) on investments	(687)	1,517	(17)
Net Increase (Decrease) in Net Assets Resulting from Operations	34,449	7,542	422

Decrease in Net Assets Resulting from Shareholder Distributions
Distributions from net investment income	(35,316)	(6,223)	(403)
Distributions from return of paid in capital	—	(62)	(16)
Net Decrease in Net Assets Resulting from Shareholder Distributions	(35,316)	(6,285)	(419)

Increase in Net Assets Resulting from Capital Share Transactions
Proceeds of issuance of common shares	270,214	172,500	27,510
Reinvestment of distributions	21	—	—
Proceeds from issuance of shares	270,235	172,500	27,510

Total Increase (Decrease) in Net Assets	269,368	173,757	27,513
Net Assets, Beginning of Period	201,270	27,513	—
Net Assets, End of Period	$470,638	$201,270	$27,513

The accompanying notes are an integral part of these consolidated financial statements.

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Year Ended December 31,		For the Period from September 29, 2023 (Inception Date) through December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$34,449	$7,542	$422
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains) losses on investments	43	—	—
Net change in unrealized (gains) losses (net of the change in deferred tax liability)	687	(1,517)	17
Net accretion of discount on investments	(1,597)	(269)	(11)
Payment in-kind interest income	(1,455)	(33)	(6)
Purchases of portfolio investments	(609,526)	(385,209)	(1,196)
Sales or repayments of portfolio investments	73,454	6,066	51
Increase (decrease) in operating assets and liabilities:
Increase in interest receivable	(4,660)	(2,945)	(248)
Increase (decrease) in due from affiliates	(1,437)	682	(682)
Increase in receivable for paydowns of investments	(577)	(32)	(4)
(Increase) decrease in prepaid expenses and other assets	535	(1,700)	(384)
Increase in management fees payable	938	505	—
Increase in interest payable	1,024	1,273	—
Increase in incentive fee payable	806	634	—
Increase (decrease) in due to affiliates	(271)	271	—
Increase in accrued other general and administrative expenses	646	276	597
Net cash provided by (used in) operating activities	(506,941)	(374,456)	(1,444)
Cash Flows provided by (used in) Financing Activities:
Borrowings on Secured Loan Facility	419,500	177,600	—
Repayments on Secured Loan Facility	(186,295)	(17,500)	—
Borrowings on Credit Facility	88,000	—	—
Proceeds from Secured Borrowing	143,599	76,152	—
Repayments on Secured Borrowing	(206,836)	(12,915)	—
Deferred financing costs paid	(2,648)	(722)	—
Distributions paid in cash	(31,243)	(6,285)	(419)
Proceeds from issuance of shares	270,214	172,500	10,374
Net cash provided by (used in) financing activities	494,291	388,830	9,955
Net increase (decrease) in cash and cash equivalents	(12,650)	14,374	8,511
Cash and cash equivalents and restricted cash, beginning of period	22,885	8,511	—
Cash and cash equivalents and restricted cash, end of period	$10,235	$22,885	$8,511

Supplemental and Non-Cash Information:
Interest paid during the period	$23,795	$1,918	$—
In-kind investment contributions (Note 7)	$—	$—	$17,136
Reinvestment of distributions during the period	$21	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

December 31, 2025

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
Ag Bells LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.00% (0.75% floor)	8.72%	8/19/2030	$-	$(11)	$(13)	0.0%
Ag Bells LLC - Term Loan	Consumer Services	SOFR + 5.00% (0.75% floor)	8.72%	8/19/2031	10,332	10,231	10,218	2.2%
Allbridge, LLC - Delayed Draw Term Loan (6)	Telecommunication Services	SOFR + 5.50% (1.00% floor)	9.17%	6/5/2030	-	(1)	-	0.0%
Allbridge, LLC - Revolving Credit Line (6)	Telecommunication Services	SOFR + 5.50% (1.00% floor)	9.17%	6/5/2030	-	(2)	-	0.0%
Allbridge, LLC - Term Loan (7)	Telecommunication Services	SOFR + 5.50% (1.00% floor)	9.17%	6/5/2030	1,763	1,746	1,763	0.4%
Allied OMS Intermediate Company, LLC - Delayed Draw Term Loan (6)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.01%	12/12/2030	-	(13)	(9)	0.0%
Allied OMS Intermediate Company, LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.01%	12/12/2030	-	(9)	(3)	0.0%
Allied OMS Intermediate Company, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.01%	12/12/2030	8,135	8,058	8,110	1.7%
Ampler QSR Holdings LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.00% (0.75% floor)	8.72%	8/19/2030	-	(15)	(19)	0.0%
Ampler QSR Holdings LLC - Term Loan	Consumer Services	SOFR + 5.00% (0.75% floor)	8.72%	8/19/2031	10,494	10,392	10,369	2.2%
Archtop Fiber Intermediate LLC - Delayed Draw Term Loan (6)	Telecommunication Services	SOFR + 6.25% (2.75% floor)	10.03%	4/1/2030	1,202	1,107	1,119	0.2%
Archtop Fiber Intermediate LLC - Term Loan	Telecommunication Services	SOFR + 6.25% (2.75% floor)	10.12%	4/1/2030	4,508	4,427	4,454	0.9%
Armanino Advisory LLC - Delayed Draw Term Loan (6)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	9.72%	10/18/2029	326	300	326	0.1%
Armanino Advisory LLC - Revolving Credit Line (6)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	9.73%	10/18/2029	-	(29)	-	0.0%
Armanino Advisory LLC - Term Loan	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	9.73%	10/18/2029	13,307	13,099	13,307	2.8%
Aspire General Holding Company LLC - Delayed Draw Term Loan (6)	Insurance	SOFR + 6.00% (2.00% floor)	9.67%	8/1/2030	-	(24)	(26)	0.0%
Aspire General Holding Company LLC - Revoling Credit Line (6)	Insurance	SOFR + 6.00% (2.00% floor)	9.67%	8/1/2030	-	(6)	(7)	0.0%
Aspire General Holding Company LLC - Term Loan	Insurance	SOFR + 6.00% (2.00% floor)	9.67%	8/1/2030	18,112	17,937	17,931	3.8%
Batteries Plus Holding Corporation - Revolving Credit Line (6)(8)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	10.57%	6/27/2028	-	-	-	0.0%
Batteries Plus Holding Corporation - Term Loan (7)(8)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	10.57%	6/27/2028	471	468	471	0.1%
BHP Management Holdings, LLC - Delayed Draw Term Loan (7)(8)	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.32%	10/27/2028	720	716	716	0.2%
BHP Management Holdings, LLC - Term Loan (7)(8)	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.32%	10/27/2028	1,246	1,241	1,240	0.3%
Billhighway, LLC - Delayed Draw Term Loan (8)	Software & Services	SOFR + 5.25% (1.00% floor)	8.97%	2/8/2029	61	60	61	0.0%
Billhighway, LLC - Revolving Credit Line (6)(8)	Software & Services	SOFR + 5.25% (1.00% floor)	8.97%	2/8/2029	-	(1)	-	0.0%
Billhighway, LLC - Term Loan (8)	Software & Services	SOFR + 5.25% (1.00% floor)	8.97%	2/8/2029	960	950	960	0.2%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2025

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
Bishop Street Underwriters LLC - Delayed Draw Term Loan	Financial Services	SOFR + 5.50% (1.00% floor)	9.22%	7/31/2031	$6,846	$6,780	$6,784	1.4%
Bishop Street Underwriters LLC - Term Loan	Financial Services	SOFR + 5.50% (1.00% floor)	9.22%	7/31/2031	10,243	10,143	10,151	2.2%
Brown & Root Industrial Services, LLC - Revolving Credit Line (6)	Commercial & Professional Services	SOFR + 5.00% (1.00% floor)	8.84%	10/3/2030	1,314	1,253	1,250	0.3%
Brown & Root Industrial Services, LLC - Term Loan	Commercial & Professional Services	SOFR + 5.00% (1.00% floor)	8.67%	10/3/2030	18,723	18,450	18,442	3.9%
Calidris Investment Partners Holdings Ltd - Term Loan (9)(25)	Insurance	SOFR + 7.50%	11.17%	12/31/2030	8,231	8,100	8,107	1.7%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan A (7)(8)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.62%	1/31/2029	485	478	485	0.1%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan B (7)(8)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.62%	1/31/2029	474	468	474	0.1%
Cardiology Management Holdings, LLC - Term Loan (7)(8)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.62%	1/31/2029	687	677	687	0.1%
CheckedUp, Inc - Delayed Draw Term Loan (7)(8)	Media & Entertainment	SOFR + 5.00% (1.00% floor)	8.82%	10/20/2027	243	242	243	0.1%
CheckedUp, Inc - Revolving Credit Line (6)(8)	Media & Entertainment	SOFR + 5.00% (1.00% floor)	8.82%	10/20/2027	128	128	128	0.0%
CheckedUp, Inc - Term Loan (7)(8)	Media & Entertainment	SOFR + 5.00% (1.00% floor)	8.82%	10/20/2027	866	864	866	0.2%
Complete Paper Inc. - Term Loan	Materials	SOFR + 5.00% (0.75% floor)	8.67%	2/4/2031	19,850	19,586	19,155	4.1%
Compu-Link Corporation - Revolving Credit Line (6)	Financial Services	SOFR + 6.25% (1.00% floor)	9.77%	4/4/2030	-	(20)	(19)	0.0%
Cooper's Hawk Intermediate Holding,LLC - Delayed Draw Term Loan (6)	Consumer Services	SOFR + 5.50% (0.75% floor)	9.32%	7/29/2031	-	(20)	(38)	0.0%
Cooper's Hawk Intermediate Holding,LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.50% (0.75% floor)	9.32%	7/29/2031	263	237	239	0.1%
Cooper's Hawk Intermediate Holding,LLC - Term Loan	Consumer Services	SOFR + 5.50% (0.75% floor)	9.32%	7/29/2031	20,263	19,976	20,000	4.2%
CRA Funding 1, LLC - Term Loan	Financial Services	SOFR + 4.75% (2.00% floor)	8.47%	3/16/2029	26,952	26,718	26,882	5.7%
CrossLink Professional Tax Solutions, LLC - Revolving Credit Line (6)	Software & Services	SOFR + 5.25% (1.00% floor)	8.92%	6/30/2028	749	738	749	0.2%
CrossLink Professional Tax Solutions, LLC - Term Loan	Software & Services	SOFR + 5.25% (1.00% floor)	8.92%	6/30/2028	9,020	8,939	9,020	1.9%
D4C Dental Brands, Inc. - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 4.50% (3.00% floor)	8.21%	11/27/2029	713	698	707	0.2%
D4C Dental Brands, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 4.50% (3.00% floor)	8.23%	11/27/2029	19,731	19,569	19,672	4.2%
Diesco Industries Ltd. - Term Loan (9)(20)	Food, Beverage & Tobacco	SOFR + 6.50% (2.00% floor)	10.19%	12/31/2029	25,397	25,079	24,991	5.3%
Diesco Industries Ltd. - Term Loan B (9)(20)	Food, Beverage & Tobacco	SOFR + 6.50% (2.00% floor)	10.19%	12/31/2029	1,381	1,362	1,359	0.3%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2025

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
Discovery SL Management, LLC - Delayed Draw Term Loan A (7)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.47%	3/18/2030	$355	$353	$354	0.1%
Discovery SL Management, LLC - Delayed Draw Term Loan B (6)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.47%	3/18/2030	1,135	1,128	1,132	0.2%
Discovery SL Management, LLC - Delayed Draw Term Loan C (6)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.47%	3/18/2030	-	(15)	(5)	0.0%
Discovery SL Management, LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.47%	3/18/2030	-	(6)	(1)	0.0%
Discovery SL Management, LLC - Term Loan (7)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.47%	3/18/2030	2,121	2,101	2,117	0.4%
DMA Holding Company - Revolving Credit Line	Software & Services	SOFR + 7.00% (1.00% floor)	10.82%	7/19/2028	115	113	110	0.0%
DMA Holding Company - Term Loan	Software & Services	SOFR + 7.00% (1.00% floor)	10.82%	7/19/2028	1,041	1,025	1,001	0.2%
Drive Assurance Corporation - Term Loan (7)(9)	Insurance	SOFR + 7.00% (2.00% floor)	10.72%	7/10/2030	3,645	3,616	3,645	0.8%
eHealthInsurance Services, Inc. - Revolving Credit Line	Insurance	SOFR + 6.50% (2.00% floor)	10.22%	12/29/2028	13,148	12,951	12,951	2.8%
Ensemble Music Schools LLC - Delayed Draw Term Loan B (6)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.23%	3/28/2030	2,811	2,763	2,769	0.6%
Ensemble Music Schools LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.22%	3/28/2030	-	(18)	(14)	0.0%
Ensemble Music Schools LLC - Term Loan	Consumer Services	SOFR + 5.50% (1.00% floor)	9.22%	3/28/2030	9,089	8,966	8,998	1.9%
FloWorks International, LLC - Delayed Draw Term Loan	Capital Goods	SOFR + 4.75% (0.75% floor)	8.57%	11/26/2031	2,409	2,399	2,380	0.5%
FloWorks International, LLC - Term Loan	Capital Goods	SOFR + 4.75% (0.75% floor)	8.57%	11/26/2031	19,128	18,962	18,899	4.0%
Fullsteam Operations LLC - Delayed Draw Term Loan (6)	Software & Services	SOFR + 5.25% (0.75% floor)	9.11%	8/8/2031	-	(27)	(69)	0.0%
Fullsteam Operations LLC - Revolving Credit Line (6)	Software & Services	SOFR + 5.25% (0.75% floor)	9.11%	8/8/2031	-	(18)	(23)	0.0%
Fullsteam Operations LLC - Term Loan	Software & Services	SOFR + 5.25% (0.75% floor)	9.11%	8/8/2031	17,308	17,139	17,100	3.6%
HAH Group Holding Company, LLC - Term Loan (10)	Health Care Equipment & Services	SOFR + 5.00%	8.72%	9/24/2031	9,900	9,771	8,715	1.9%
Handgards, LLC - Term Loan	Materials	SOFR + 4.75% (1.00% floor)	8.47%	4/10/2031	21,519	21,421	21,476	4.6%
Hasa Acquisition, LLC - Delayed Draw Term Loan (6)(8)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.34%	1/10/2029	12	10	11	0.0%
Hasa Acquisition, LLC - Revolving Credit Line (6)(8)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.40%	1/10/2029	51	49	51	0.0%
Hasa Acquisition, LLC - Term Loan (7)(8)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.46%	1/10/2029	1,386	1,365	1,380	0.3%
Heathos LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.47%	9/19/2031	-	(10)	(11)	0.0%
Heathos LLC - Term Loan	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.47%	9/19/2031	12,158	11,982	11,964	2.5%
Hornblower Sub LLC - Revolving Credit Line (6)	Transportation	SOFR + 5.50% (1.00% floor)	9.19%	7/3/2029	443	439	418	0.1%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2025

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
Hornblower Sub LLC - Term Loan (7)	Transportation	SOFR + 5.50% (1.00% floor)	9.46%	7/3/2029	$2,856	$2,833	$2,704	0.6%
Integrity Marketing Acquisition, LLC - Delayed Draw Term Loan (6)	Financial Services	SOFR + 5.00% (0.75% floor)	8.82%	8/25/2028	-	(4)	-	0.0%
Integrity Marketing Acquisition, LLC - Revolving Credit Line (6)	Financial Services	SOFR + 5.00% (0.75% floor)	8.82%	8/25/2028	-	(1)	-	0.0%
Integrity Marketing Acquisition, LLC - Term Loan	Financial Services	SOFR + 5.00% (0.75% floor)	8.82%	8/25/2028	17,982	17,970	17,982	3.8%
Juvare, LLC - Delayed Draw Term Loan (6)	Software & Services	SOFR + 5.25% (0.50% floor)	9.10%	5/1/2031	-	-	(5)	0.0%
Juvare, LLC - Revolving Credit Line (6)	Software & Services	SOFR + 5.25% (0.50% floor)	9.10%	5/1/2031	-	(8)	(9)	0.0%
Juvare, LLC - Term Loan	Software & Services	SOFR + 5.25% (0.50% floor)	9.10%	5/1/2031	11,850	11,790	11,790	2.5%
KCK Ltd - Revolving Credit Line (9)(21)	Financial Services	SOFR + 5.55%	9.22%	9/27/2027	7,026	7,006	7,026	1.5%
KCK Ltd - Term Loan (9)(21)	Financial Services	SOFR + 5.55%	9.22%	9/27/2027	12,495	12,456	12,495	2.7%
KCK Ltd - Term Loan B (9)(21)	Financial Services	SOFR + 5.55%	9.22%	9/27/2027	1,608	1,608	1,608	0.3%
KCK Ltd - Term Loan C (9)(21)	Financial Services	SOFR + 5.55%	9.22%	9/27/2027	26	26	26	0.0%
Kemper Sports Management, LLC - Delayed Draw Term Loan (7)(8)	Consumer Services	SOFR + 5.00% (1.00% floor)	8.72%	10/11/2029	440	438	440	0.1%
Kemper Sports Management, LLC - Revolving Credit Line (6)(8)	Consumer Services	SOFR + 5.00% (1.00% floor)	8.72%	10/11/2029	-	(1)	-	0.0%
Kemper Sports Management, LLC - Term Loan (7)(8)	Consumer Services	SOFR + 5.00% (1.00% floor)	8.72%	10/11/2029	1,813	1,803	1,813	0.4%
Learn-it Systems, LLC - Delayed Draw Term Loan A (6)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.12%	7/10/2031	305	277	265	0.1%
Learn-it Systems, LLC - Delayed Draw Term Loan B (6)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.46%	7/10/2031	-	-	(8)	0.0%
Learn-it Systems, LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.46%	7/10/2031	-	(25)	(20)	0.0%
Learn-it Systems, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.46%	7/10/2031	13,761	13,556	13,610	2.9%
Lindstrom, LLC - Revolving Credit Line (6)(8)	Capital Goods	SOFR + 5.50% (0.75% floor)	9.20%	12/30/2032	707	678	678	0.1%
Lindstrom, LLC - Term Loan (8)	Capital Goods	SOFR + 5.50% (0.75% floor)	9.20%	12/30/2032	13,071	12,875	12,875	2.7%
Military Retail Solutions, LLC - Delayed Draw Term Loan (6)(8)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.00%	6/28/2029	-	(11)	-	0.0%
Military Retail Solutions, LLC - Revolving Credit Line (6)(8)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.00%	6/28/2029	202	191	202	0.0%
Military Retail Solutions, LLC - Term Loan (8)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	8.97%	6/28/2029	12,453	12,265	12,453	2.6%
National Debt Relief, LLC - Delayed Draw Term Loan (7)(8)	Financial Services	SOFR + 6.50% (2.50% floor)	10.33%	2/7/2028	598	596	597	0.1%
National Debt Relief, LLC - Revolving Credit Line (8)	Financial Services	SOFR + 6.50% (2.50% floor)	10.33%	2/7/2028	120	119	119	0.0%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2025

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
National Debt Relief, LLC - Term Loan (7)(8)	Financial Services	SOFR + 6.50% (2.50% floor)	10.33%	2/7/2028	$718	$715	$717	0.2%
Nuclear Care Partners Holdings, Inc. - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.27%	10/1/2030	-	(19)	(3)	0.0%
Nuclear Care Partners Holdings, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.27%	10/1/2030	7,188	7,097	7,174	1.5%
Obra CICS Finance, LLC - Term Loan (9)	Insurance	SOFR + 4.75% (3.00% floor)	8.47%	12/31/2030	23,571	23,492	23,571	5.0%
OEP Wheeler Buyer, LLC - Revolving Credit Line (6)	Capital Goods	SOFR + 5.25% (1.00% floor)	9.16%	4/1/2030	-	(40)	(35)	0.0%
OEP Wheeler Buyer, LLC - Term Loan	Capital Goods	SOFR + 5.25% (1.00% floor)	9.16%	4/1/2030	10,978	10,829	10,857	2.3%
OL Texas Restaurants, LLC - Revolving Credit Line (6)(8)	Consumer Services	SOFR + 5.00% (1.00% floor)	8.92%	8/29/2029	23	22	23	0.0%
OL Texas Restaurants, LLC - Term Loan (7)	Consumer Services	SOFR + 5.00% (1.00% floor)	9.08%	8/29/2029	1,435	1,430	1,431	0.3%
OmniMax International, LLC - Delayed Draw Term Loan	Capital Goods	SOFR + 5.75% (1.00% floor)	9.42%	12/6/2030	5,078	4,988	5,068	1.1%
OmniMax International, LLC - Term Loan	Capital Goods	SOFR + 5.75% (1.00% floor)	9.42%	12/6/2030	16,441	16,157	16,408	3.5%
OpCo Borrower, LLC - Term Loan B	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	10.23%	4/26/2029	10,041	9,913	10,041	2.1%
Palmetto Longevity Fund, LLC - Delayed Draw Term Loan (6)	Insurance	SOFR + 6.50% (1.50% floor)	10.22%	4/11/2030	2,072	2,041	2,063	0.4%
Palmetto Longevity Fund, LLC - Revolving Credit Line (6)	Insurance	SOFR + 6.50% (1.50% floor)	10.22%	4/11/2030	1,060	1,008	1,044	0.2%
Palmetto Longevity Fund, LLC - Term Loan	Insurance	SOFR + 6.50% (1.50% floor)	10.22%	4/11/2030	13,818	13,637	13,763	2.9%
Pansophic Learning US, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	9.47%	5/15/2029	1,478	1,453	1,478	0.3%
Pansophic Learning US, LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.47%	5/15/2029	-	(15)	-	0.0%
Pansophic Learning US, LLC - Term Loan (7)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.47%	5/15/2029	11,816	11,618	11,816	2.5%
Pediatric Home Respiratory Services, LLC - Delayed Draw Term Loan (6)	Health Care Equipment & Services	SOFR + 5.50% (0.75% floor)	9.10%	12/23/2030	-	(4)	(4)	0.0%
Pediatric Home Respiratory Services, LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 5.50% (0.75% floor)	9.10%	12/23/2030	-	(4)	(2)	0.0%
Pediatric Home Respiratory Services, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.50% (0.75% floor)	9.10%	12/23/2030	9,720	9,679	9,701	2.1%
Pediatric Home Respiratory Services, LLC - Term Loan B (8)	Health Care Equipment & Services	SOFR + 5.50% (0.75% floor)	9.10%	12/23/2030	990	986	988	0.2%
Peer Advisors LLC - Term Loan	Financial Services	SOFR + 6.00% (1.00% floor)	9.77%	4/4/2030	21,292	21,000	21,037	4.5%
Periscope Cybermaxx Buyer, Inc - Delayed Draw Term Loan (6)	Software & Services	SOFR + 5.50% (1.00% floor)	9.22%	11/5/2029	227	213	206	0.0%
Periscope Cybermaxx Buyer, Inc - Revolving Credit Line (6)	Software & Services	SOFR + 5.50% (1.00% floor)	9.22%	11/5/2029	275	267	268	0.1%
Periscope Cybermaxx Buyer, Inc - Term Loan	Software & Services	SOFR + 5.50% (1.00% floor)	9.22%	11/5/2029	7,565	7,473	7,490	1.6%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2025

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
Petvet Care Centers, LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 6.00% (0.75% floor)	9.84%	11/15/2030	$177	$152	$(5)	0.0%
Petvet Care Centers, LLC - Term Loan	Health Care Equipment & Services	SOFR + 6.00% (0.75% floor)	9.72%	11/15/2030	13,288	13,086	11,919	2.5%
PF Carrus Careers, LLC - Revolving Credit Line (6)(8)	Consumer Services	SOFR + 4.75% (3.00% floor)	8.42%	11/13/2031	274	266	266	0.1%
PF Carrus Careers, LLC - Term Loan A (8)	Consumer Services	SOFR + 4.75% (3.00% floor)	8.42%	11/13/2031	3,621	3,585	3,585	0.8%
PF Carrus Careers, LLC - Term Loan B (8)	Consumer Services	SOFR + 8.93% (3.00% floor)	12.60%	11/13/2031	1,631	1,592	1,591	0.3%
Project Pathfinder Borrower, LLC - Revolving Credit Line (6)	Software & Services	SOFR + 5.00% (0.75% floor)	8.86%	1/22/2032	-	(17)	-	0.0%
Project Pathfinder Borrower, LLC - Term Loan	Software & Services	SOFR + 5.00% (0.75% floor)	8.86%	1/22/2032	19,985	19,807	19,985	4.2%
Project Pathfinder Borrower, LLC - Term Loan B	Software & Services	SOFR + 5.00% (0.75% floor)	8.86%	1/22/2032	1,496	1,482	1,496	0.3%
PURIS, LLC - Term Loan	Commercial & Professional Services	SOFR + 5.75% (1.00% floor)	9.45%	6/27/2031	19,839	20,038	18,966	4.0%
Rails International, LLC - Revolving Credit Line (6)	Consumer Discretionary Distribution & Retail	SOFR + 6.25% (2.00% floor)	9.97%	12/20/2029	-	(37)	(45)	0.0%
Rails International, LLC - Term Loan	Consumer Discretionary Distribution & Retail	SOFR + 6.25% (2.00% floor)	9.97%	12/20/2029	13,039	12,821	12,791	2.7%
Restaurant Holding Company, LLC - Term Loan (7)(8)(22)	Consumer Services	SOFR + 6.25% (1.00% floor)	10.08%	2/25/2028	1,978	1,973	1,978	0.4%
Rialto Management Group, LLC - Revolving Credit Line (6)	Financial Services	SOFR + 5.00% (0.75% floor)	8.72%	12/5/2030	-	(9)	-	0.0%
Rialto Management Group, LLC - Term Loan	Financial Services	SOFR + 5.00% (0.75% floor)	8.72%	12/5/2030	17,867	17,713	17,867	3.8%
Rialto Management Group, LLC - Term Loan B	Financial Services	SOFR + 5.00% (0.75% floor)	8.72%	12/5/2030	4,000	3,980	4,000	0.8%
Salisbury House, LLC - Delayed Draw Term Loan (6)	Consumer Services	SOFR + 5.00% (0.75% floor)	8.72%	8/18/2032	-	(11)	(9)	0.0%
Salisbury House, LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.00% (0.75% floor)	8.72%	8/18/2032	237	222	231	0.0%
Salisbury House, LLC - Term Loan	Consumer Services	SOFR + 5.00% (0.75% floor)	8.73%	8/18/2032	11,791	11,677	11,744	2.5%
Salt US Holdco, LLC - Delayed Draw Term Loan (6)	Transportation	SOFR + 5.73% (1.00% floor)	9.40%	7/31/2029	343	340	343	0.1%
Salt US Holdco, LLC - Term Loan (7)	Transportation	SOFR + 5.73% (1.00% floor)	9.40%	7/31/2029	1,979	1,963	1,979	0.4%
Sarasota US Intermediate, Inc. - Revolving Credit Line (6)	Consumer Services	SOFR + 4.75% (1.00% floor)	8.47%	12/15/2031	391	371	371	0.1%
Sarasota US Intermediate, Inc. - Term Loan	Consumer Services	SOFR + 4.75% (1.00% floor)	8.47%	12/15/2031	14,674	14,491	14,490	3.1%
Seatex Merger Sub, LLC - Delayed Draw Term Loan	Materials	SOFR + 5.75% (1.00% floor)	9.44%	10/22/2029	2,853	2,815	2,838	0.6%
Seatex Merger Sub, LLC - Revolving Credit Line (6)	Materials	SOFR + 5.75% (1.00% floor)	9.69%	10/22/2029	285	269	278	0.1%
Seatex Merger Sub, LLC - Term Loan	Materials	SOFR + 5.75% (1.00% floor)	9.61%	10/22/2029	7,766	7,673	7,727	1.6%
Select Rehabilitation, LLC - Term Loan A	Health Care Equipment & Services	SOFR + 5.00% (5.00% floor)	10.00%	12/29/2028	625	625	625	0.1%
Select Rehabilitation, LLC - Term Loan B (12)	Health Care Equipment & Services	FIXED 7.50% PIK	7.50%	12/29/2028	1,285	620	678	0.1%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2025

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.94%	3/20/2030	$1,512	$1,487	$1,512	0.3%
Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Loan B (6)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.94%	3/20/2030	-	(29)	-	0.0%
Senior Support Holdings (Franchise) Acquisition, Inc. - Term Loan (7)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.94%	3/20/2030	3,484	3,431	3,484	0.7%
Senior Support Holdings (Franchise) Acquisition, Inc. - Term Loan B	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.94%	3/20/2030	8,891	8,791	8,891	1.9%
SitusAMC Holdings Corporation - Term Loan	Financial Services	SOFR + 5.50% (0.75% floor)	9.17%	5/14/2031	21,628	21,520	21,628	4.6%
SL Buyer Corp. - Delayed Draw Term Loan (6)	Software & Services	SOFR + 7.25% (1.00% floor)	11.09%	4/16/2030	364	343	310	0.1%
SL Buyer Corp. - Revolving Credit Line (6)	Software & Services	SOFR + 7.25% (1.00% floor)	11.09%	4/16/2030	-	(8)	(11)	0.0%
SL Buyer Corp. - Term Loan	Software & Services	SOFR + 7.25% (1.00% floor)	11.09%	4/16/2030	17,807	17,602	17,558	3.7%
Solidcore Topco, LLC - Delayed Draw Term Loan (6)	Consumer Services	SOFR + 5.75% (1.50% floor)	9.65%	11/4/2030	-	(26)	-	0.0%
Solidcore Topco, LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.75% (1.50% floor)	9.65%	11/4/2030	-	(26)	-	0.0%
Solidcore Topco, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.50% floor)	9.65%	11/4/2030	16,098	15,825	16,098	3.4%
Sparta Capital Management, LLC - Term Loan	Financial Services	SOFR + 5.25% (1.50% floor)	8.97%	8/20/2029	6,182	6,124	6,139	1.3%
Sparta Capital Management, LLC - Delayed Draw Term Loan (6)	Financial Services	SOFR + 5.25% (1.50% floor)	8.97%	8/20/2029	1,803	1,754	1,765	0.4%
Spartan CP, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	9.47%	6/28/2029	2,047	2,021	2,041	0.4%
Spartan CP, LLC - Delayed Draw Term Loan B (6)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.47%	6/28/2029	2,692	2,631	2,680	0.6%
Spartan CP, LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.47%	6/28/2029	-	(9)	(1)	0.0%
Spartan CP, LLC - Term Loan (7)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.47%	6/28/2029	4,486	4,418	4,472	1.0%
Spartan CP, LLC - Term Loan B	Consumer Services	SOFR + 5.75% (1.00% floor)	9.47%	6/28/2029	3,979	3,910	3,967	0.8%
Sportime Clubs, LLC - Delayed Draw Term Loan A (6)	Consumer Services	FIXED 12.25%	12.25%	10/17/2029	97	40	64	0.0%
Sportime Clubs, LLC - Delayed Draw Term Loan B (6)	Consumer Services	FIXED 18.00%	18.00%	10/17/2029	347	347	300	0.1%
Sportime Clubs, LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 6.50% (1.00% floor)	10.22%	10/17/2029	-	(4)	(3)	0.0%
Sportime Clubs, LLC - Term Loan A	Consumer Services	SOFR + 6.50% (1.00% floor)	10.22%	10/17/2029	6,776	6,666	6,715	1.4%
Sportime Clubs, LLC - Term Loan B	Consumer Services	FIXED 18.00%	18.00%	10/17/2029	1,443	1,407	1,407	0.3%
Sylmar Group Holdco LLC - Delayed Draw Term Loan (6)(8)	Utilities	SOFR + 5.25% (1.00% floor)	8.97%	11/24/2031	-	(21)	(42)	0.0%
Sylmar Group Holdco LLC - Revolving Credit Line (6)(8)	Utilities	SOFR + 5.25% (1.00% floor)	8.97%	11/24/2031	364	348	348	0.1%
Sylmar Group Holdco LLC - Term Loan (8)	Utilities	SOFR + 5.25% (1.00% floor)	8.97%	11/24/2031	7,791	7,714	7,713	1.6%
The Mutual Group LLC - Revolving Credit Line (6)	Insurance	SOFR + 5.75% (1.00% floor)	9.51%	1/31/2030	-	(8)	(8)	0.0%
The Mutual Group LLC - Term Loan	Insurance	SOFR + 5.75% (1.00% floor)	9.51%	1/31/2030	9,335	9,220	9,218	2.0%
Total Fleet Buyer, LLC - Revolving Credit Line (6)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.28%	7/15/2030	-	(15)	-	0.0%
Total Fleet Buyer, LLC - Term Loan (7)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.28%	7/15/2030	5,606	5,526	5,606	1.2%
Total Fleet Buyer, LLC - Term Loan B	Capital Goods	SOFR + 4.50% (1.00% floor)	8.48%	7/15/2030	1,552	1,527	1,552	0.3%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2025

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
U.S. Anesthesia Partners, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 7.50% (0.50% floor)	11.49%	10/1/2029	$9,926	$9,008	$9,648	2.0%
Univista Intermediate Holdco LLC - Term Loan A	Insurance	SOFR + 3.85% (1.50% floor)	7.57%	1/10/2031	4,745	4,715	4,627	1.0%
Univista Intermediate Holdco LLC - Term Loan B	Insurance	SOFR + 5.25% (1.50% floor)	10.23%	1/10/2031	7,837	7,754	7,563	1.6%
WildBrain Ltd. - Revolving Credit Line (6)(9)(23)	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.36%	7/23/2029	1,237	1,210	1,237	0.3%
WildBrain Ltd. - Term Loan (7)(9)(23)	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.36%	7/23/2029	17,403	17,130	17,734	3.8%
XDimensional Technologies, Inc. - Delayed Draw Term Loan (8)	Software & Services	SOFR + 7.25% (2.00% floor)	11.07%	6/13/2028	12	12	12	0.0%
XDimensional Technologies, Inc. - Revolving Credit Line (6)(8)	Software & Services	SOFR + 7.25% (2.00% floor)	11.07%	6/13/2028	-	-	(1)	0.0%
XDimensional Technologies, Inc. - Term Loan (8)	Software & Services	SOFR + 7.25% (2.00% floor)	11.07%	6/13/2028	887	888	871	0.2%
Total First Lien Senior Secured					910,824	898,608	899,174	190.8%

Second Lien Senior Secured
GRAM ABF Vision Holdings, L.P. - Promissory Note	Insurance	FIXED 15.00%	15.00%	1/10/2031	$746	$727	$645	0.1%
Hometown Food Company - Term Loan B	Consumer Staples Distribution & Retail	SOFR + 7.50% (1.50% floor)	11.28%	6/3/2031	15,000	14,932	14,955	3.2%
Mitchell International, Inc. - Term Loan (10)	Software & Services	SOFR + 5.25% (0.50% floor)	8.97%	6/17/2032	7,080	6,954	7,045	1.5%
Total Second Lien Senior Secured					22,826	22,613	22,645	4.8%
Total Debt Investments					$933,650	$921,221	$921,819	195.6%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2025

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Acquisition Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Equity Investments
Private Companies
Allied OMS Intermediate Company, LLC - Preferred Units	Health Care Equipment & Services	NA	NA	6/9/2025	10,780	$568	$646	0.1%
Amplify FG Holdco, L.P. - Class A Units (13)(14)	Commercial & Professional Services	NA	NA	10/18/2024	384	385	432	0.1%
Calidris Investment Partners Holdings Ltd - Preferred Equity (9)(25)	Insurance	NA	NA	12/31/2025	275,806	5,400	5,400	1.1%
CyberMaxx Holdings, LLC - Class A Common Units (15)	Software & Services	NA	NA	11/4/2024	90,374	-	-	0.0%
CyberMaxx Holdings, LLC - Class A-1 Preferred Units (15)	Software & Services	FIXED 8.00%	8.00% PIK	11/4/2024	344	376	313	0.1%
Ensemble Performing Arts Partners LLC - Series E Preferred Units	Consumer Services	NA	NA	3/28/2025	6,110	703	703	0.1%
iCreditWorks Inc. - Series D Preferred Stock	Financial Services	FIXED 10.00% + 7.50% PIK	17.50%	12/27/2024	28,542	5,290	5,298	1.1%
ORECV, LLC - Membership Interest (6)(9)(24)	Real Estate Management & Development	NA	NA	8/8/2025	NA	2,510	2,458	0.5%
Senior Support Holdings, LP - Class A-1 Units (13)(16)	Health Care Equipment & Services	NA	NA	3/20/2024	371	371	439	0.1%
Senior Support Holdings, LP - Class B Units (13)(16)	Health Care Equipment & Services	NA	NA	3/20/2024	371	-	167	0.0%
Total Private Companies						15,603	15,856	3.2%
Total Equity Investments						$15,603	$15,856	3.2%

Warrants
GRAM ABF Vision Holdings, L.P. (17)	Insurance	NA	NA	1/10/2025	47	$-	$50	0.0%
iCreditWorks Inc. (17)	Financial Services	NA	NA	12/27/2024	11,372	-	-	0.0%
Total Warrants						-	50	0.0%
Total Investments						$936,824	$937,725	198.8%

Cash Equivalents
First American Government Obligations Fund - X Class (10)(18)	Cash Equivalents	NA	5.05%	NA	$3,334	$3,334	$3,334	0.7%
Cash Equivalents Total						$3,334	$3,334	0.7%
Investments and Cash Equivalents Total						$940,158	$941,059	199.5%
Other Assets, Less Liabilities (19)							$(470,421)	(99.5)%
Net Assets							$470,638	100.0%
(1)
Unless otherwise noted, the fair value of investments with respect to securities for which market quotations are not readily available are valued using significant unobservable inputs (See Note 3—Fair Value of Financial Instruments).
(2)
All investments domiciled in the United States unless otherwise noted.

(3)
The Fund updated certain descriptions of its portfolio companies presented in the consolidated financial statements as of December 31, 2025 to align with the legal issuer name, where applicable. These updates had no impact on the Consolidated Statements of Assets and Liabilities as of December 31, 2025.
(4)
Percentages are based on net assets as of December 31, 2025.
(5)
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, semiannually, or annually. For each, the Fund has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of December 31, 2025, the reference rates for the Fund's variable rate loans were the 1 month SOFR at 3.69%, the 3 month SOFR at 3.65%, and the 6 month SOFR at 3.57%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(6)
For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative fair value until the commitments are called and funded. Please refer to Note 6—Commitments and Contingencies for details of these unfunded commitments.
(7)
Investment held in Comvest Senior Lending Fund LLI SPV, LLC, a wholly-owned subsidiary of the Fund, as collateral for the Secured Loan Facility. Please refer to Note 7—Borrowings.
(8)
Positions that have a SOFR reference rate, from time to time have an additional spread adjustment. This spread adjustment ranges from 0.00% - 0.37% depending on the contractual arrangement. These spread adjustments have been included in the all-in rate shown.
(9)
The investment is not a qualifying asset, under Section 55(a) of the Investment Company Act of 1940. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of December 31, 2025, 11.43% of the Fund's total assets are represented by investments at fair value that are considered non-qualifying assets.
(10)
Security's value was determined by using significant observable inputs.
(11)
Investment subject to the Participation Agreement and acts as collateral for the Secured Borrowing. Please refer to Note 7—Borrowings.
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
(19)
Included in the total is an amount of $6,807 held for collateral to meet requirements associated with the Secured Loan Facility. Please refer to Note 7—Borrowings.
(20)
Domiciled in the Dominican Republic.
(21)
Domiciled in Bermuda.
(22)
Domiciled in Puerto Rico.
(23)
Domiciled in Canada.
(24)
Investment is deemed an affiliated investment. Affiliated Investments generally are defined by the 1940 Act as investments in portfolio companies in which the Fund owns between 5% and 25% of the voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the portfolio company was an affiliated investment (but not a portfolio company that the Fund is deemed to control).
(25)
As defined in the 1940 Act, the Fund is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the
Fund is deemed to Control.

PIK - Payment-in-kind

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2025

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2025.

Industry(1)	Investments and Cash Equivalents at Fair Value	Percentage of Fair Value
Financial Services	$162,102	17.2%
Consumer Services	142,200	15.1%
Health Care Equipment & Services	136,090	14.5%
Insurance	110,537	11.7%
Software & Services	96,227	10.2%
Capital Goods	75,730	8.0%
Commercial & Professional Services	52,723	5.6%
Materials	51,474	5.5%
Consumer Staples Distribution & Retail	27,610	2.9%
Food, Beverage & Tobacco	26,350	2.8%
Media & Entertainment	20,208	2.1%
Consumer Discretionary Distribution & Retail	12,746	1.4%
Utilities	8,019	0.8%
Telecommunication Services	7,336	0.8%
Transportation	5,444	0.6%
Cash Equivalents	3,334	0.4%
Real Estate Management & Development	2,458	0.3%
Technology Hardware & Equipment	471	0.1%
	$941,059	100.0%

(1)
The Fund reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2025, to align with Global Industry Classification Standards ("GICS"), where applicable. These reclassifications had no impact on the Consolidated Statements of Assets and Liabilities as of December 31, 2025.

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
(4)
For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative fair value until the commitments are called and funded. Please refer to Note 6—Commitments and Contingencies for details of these unfunded commitments.
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
(14)
Investment held in Comvest Senior Lending Fund LLI SPV, LLC, a wholly-owned subsidiary of the Fund, as collateral for the Secured Loan Facility. Please refer to Note 7.
(15)
Investment subject to the Participation Agreement and acts as collateral for the secured borrowing. Please refer to Note 7.
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

December 31, 2025

Note 1—Organization and Business Purpose

Organization

John Hancock Comvest Private Income Fund (the "Fund") is a Delaware statutory trust. The Fund was formed under the name Comvest Credit Partners BDC Fund, L.P. as a limited partnership on June 28, 2023, under the laws of the state of Delaware. The Fund changed its name to AMG Comvest Senior Lending Fund on October 23, 2023 and elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act") on October 24, 2023. On November 6, 2025, the Fund changed its name to John Hancock Comvest Private Income Fund in connection with the closing of the Manulife Transaction (as defined below). The Fund is a diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

The Fund is managed by Comvest Credit Managers, LLC (the "Investment Adviser"), a Delaware limited liability company. The Investment Adviser is an affiliate of Comvest Capital Advisors LLC, Comvest Credit Advisors LLC and Commonwealth Credit Advisors LLC (collectively with their affiliates, "Comvest"), and Manulife Financial Corporation (“Manulife,” and collectively with Comvest and their affiliates, "Manulife | Comvest Credit Partners"). The Investment Adviser is registered as an investment adviser with the Securities and Exchange Commission ("SEC") under the Investment Advisers Act of 1940, as amended.

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

On April 15, 2024, the Fund established AMG Comvest Senior Lending Fund LL1 SPV, LLC ("Subsidiary II"), a wholly-owned financing subsidiary and Delaware limited liability company, for the purpose of holding pledged investments as collateral under a Secured Loan Facility, as defined in Note 7—Borrowings. Subsidiary II is a disregarded entity for tax purposes. On November 6, 2025, Subsidiary II changed its name to Comvest Senior Lending Fund LL1 SPV, LLC.

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

On November 3, 2025, Manulife acquired 75% of Comvest’s private credit business (the "Manulife Transaction"). The Manulife Transaction resulted in the automatic termination of the Fund’s prior investment management agreement with the Investment Adviser (the "Prior Investment Management Agreement") under the 1940 Act. Prior thereto, on August 27, 2025, the Board of Trustees of the Fund ("Board") approved a new investment management agreement between the Fund and the Investment Adviser (the "Investment Management Agreement"), subject to shareholder approval. At a special meeting of shareholders on September 24, 2025, shareholders approved the Investment Management Agreement, which became effective upon the closing of the Manulife Transaction. The

Investment Management Agreement is substantively identical in all respects to the Prior Investment Management Agreement. The Investment Management Agreement was most recently amended and restated as of February 19, 2026.

On November 3, 2025, in connection with the closing of the Manulife Transaction, the managing dealer agreement between the Fund and AMG Distributors, Inc. was terminated. On November 6, 2025, the Fund entered into a managing dealer agreement with John Hancock Investment Management Distributors LLC, an affiliate of the Investment Adviser (the “Managing Dealer” and the “Managing Dealer Agreement”). Under the Managing Dealer Agreement, the Managing Dealer manages the Fund's relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of shares, which the Fund refers to as "participating brokers," and financial advisors.

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

The Fund reclassified certain industry groupings of its portfolio companies presented in the accompanying consolidated financial statements as of December 31, 2025, to align with the recently updated GICS, where applicable. These reclassifications had no impact on the Consolidated Statements of Assets and Liabilities as of December 31, 2025.

The Fund updated certain descriptions of its portfolio companies presented in the consolidated financial statements as of December 31, 2025, to align with the legal issuer name, where applicable. These updates had no impact on the Consolidated Statements of Assets and Liabilities as of December 31, 2025.

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

The Investment Adviser values the Fund’s portfolio investments in accordance with the Valuation Policy and the 1940 Act. For purposes of the 1940 Act, the Board has designated the Investment Adviser as the Fund’s valuation designee (the "Valuation Designee") under Rule 2a-5 under the 1940 Act. The Board provides oversight of the Investment Adviser’s monthly good faith fair value determinations of the Fund’s portfolio investments, including investments that are not publicly traded and those whose market prices are not readily available.

One or more independent valuation firms (each a "Valuation Agent") are engaged to independently value the Fund's investments, in consultation with the Investment Adviser. The Fund's valuation procedures, which are the procedures that are followed by such Valuation Agent are set forth set forth in more detail below:

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

i) Investments for which two or more quotes are received from a pricing service are valued using the mean of the bid and ask of the quotes obtained. If quotes from pricing services differ by +/- five points or if the spread between the bid and ask for a quote is greater than 10 points, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, will use one or more of the methodologies outlined below to determine fair value;

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

Investment Classification

The Fund classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "control" is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, "Affiliated Investments" are defined as those investments in companies in which the Fund owns 5% or more of the voting securities. Consistent with the 1940 Act, "Non-affiliated Investments" are defined as investments that are neither control investments nor Affiliated Investments. As of December 31, 2025 and December 31, 2024, the Fund did not "control" and was not an "affiliated person" of any of its portfolio companies, each as defined in the 1940 Act, except as noted as of December 31, 2025 and December 31, 2024 in the consolidated schedules of investments.

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

The Fund considers all highly liquid investments that can be converted to cash, or having a maturity date, within three months, when acquired, to be cash equivalents. As of December 31, 2025 and December 31, 2024, the Fund held cash equivalents in the form of money market fund shares held in First American Government Obligations Fund, X Class. The fair value of cash and cash equivalents as of December 31, 2025 and December 31, 2024, were $3,428 and $20,393, respectively, representing 0.7% and 10.1%, respectively, of the Fund’s net assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC Topic 820, Fair Value Measurements and Disclosure ("ASC 820"), as inputs in the valuation are observable.

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

Organizational expenses are expensed as incurred, while offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of investment operations or effectiveness of the Public Offering. For the years ended December 31, 2025 and 2024, unamortized offering costs of $269 and $1,585, respectively, were deferred and are reflected in the Consolidated Statements of Assets and Liabilities as part of prepaid expenses and other assets. For the years ended December 31, 2025 and 2024 and for the period from September 29, 2023 (Inception Date) through December 31, 2023, the Fund expensed organizational and offering costs in the amount of $2,248, $784 and $745, respectively.

Deferred Financing Costs

Financing costs incurred in connection with the Fund's credit facilities are capitalized and amortized into expenses using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 7—Borrowings.

Revenue Recognition

Interest Income

Interest income, including amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount ("OID") and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Fund may have loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when deemed by the issuer. For the years ended December 31, 2025 and 2024 and for the period from September 29, 2023 (Inception Date) through December 31, 2023, the Fund recognized PIK interest from investments of $1,455, $33 and $6, respectively, which is included in "Payment-in-kind interest income" on the Consolidated Statements of Operations.

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

Subsidiary I filed an election with the Internal Revenue Service to be treated as a corporation for tax purposes and is subject to U.S. federal and state income taxes. The consolidated financial statements include the accounts of Subsidiary I, for which a provision for corporate income taxes has been recorded. Deferred income tax is generally computed by applying the federal statutory income tax rate of 21% and estimated applicable state tax statutory rates (net of federal tax benefit) to unrealized gains/(losses) on investments before taxes. As of December 31, 2024 and for the year then ended, Subsidiary I recorded $25 as a deferred tax expense and deferred tax liability. For the year ended December 31, 2025, Subsidiary I recorded $63 as deferred tax expense, resulting in a deferred tax liability of $88 as of December 31, 2025.

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) (“ASC 280”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments were effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. In accordance with ASC 280, the Fund has determined that it has a single operating and reporting segment. As a result, the Fund’s segment accounting policies are the same as described herein and the Fund does not have any intra-segment sales and transfers of assets.

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

Recent Accounting Standards Update

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Effective for annual periods beginning after December 15, 2024, the amendments require greater disaggregation of disclosures related to income taxes paid. The ASU allows for early adoption and amendments should be applied on a prospective basis. The Fund incorporated the provisions of the ASU, and there was no material impact to the Fund's financial statements.

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

The following table presents fair value measurements of investments and cash equivalents, by major class, as of December 31, 2025, according to the fair value hierarchy.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$8,715	$890,459	$899,174
Second Lien Senior Secured	—	7,045	15,600	22,645
Equity	—	—	15,856	15,856
Warrants	—	—	50	50
Cash Equivalents	3,334	—	—	3,334
Total	$3,334	$15,760	$921,965	$941,059

The following table presents fair value measurements of investments and cash equivalents, by major class, as of December 31, 2024, according to the fair value hierarchy.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$393,203	$393,203
Equity	—	—	6,065	6,065
Warrants	—	—	—	—
Cash Equivalents	9,471	—	—	9,471
Total	$9,471	$—	$399,268	$408,739

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2025.

	First Lien Senior Secured	Second Lien Senior Secured	Equity	Warrants	Total Investments
Balance as of December 31, 2024	$393,203	$—	$6,065	$—	$399,268
Purchases and other adjustments to cost	575,800	25,545	9,635	—	610,980
Sales and repayments	(60,453)	—	—	—	(60,453)
Transfers in	—	—	—	—	—
Transfers out	(19,730)	(9,859)	—	—	(29,589)
Net realized gain/ (loss) on investments	(550)	—	—	—	(550)
Net change in unrealized gain/ (loss) on investments	690	(98)	156	50	798
Net accretion of discount on investments	1,499	12	—	—	1,511
Balance as of December 31, 2025	$890,459	$15,600	$15,856	$50	$921,965
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at December 31, 2025	$327	$(59)	$159	$50	$477

For the year ended December 31, 2025, the Fund transferred three broadly syndicated loans from Level 3 to Level 2 due to the increased observability of valuation inputs.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2024.

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2023	$18,281	$—	$18,281
Purchases and other adjustments to cost	379,276	5,966	385,242
Sales and repayments	(6,066)	—	(6,066)
Net change in unrealized gain/ (loss) on investments	1,443	99	1,542
Net accretion of discount on investments	269	—	269
Balance as of December 31, 2024	$393,203	$6,065	$399,268
Net change in unrealized gains/(losses) for the period relating to those Level 3 assets that were still held by the Fund at the end of the period:	$1,443	$99	$1,542

For the year ended December 31, 2024, there were no transfers between levels of the fair value hierarchy.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of December 31, 2025. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range						Impact to
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum		Maximum		Weighted Average (a)		Valuation from an Increase in Input (b)
First Lien Senior Secured	822,454	Discounted Cash Flow	Discount Rate	4.8%		20.6%		9.0%		Decrease
First Lien Senior Secured	66,701	Recent Transaction Price	Recent Transaction Price	N/A		N/A		N/A		Increase
First Lien Senior Secured	1,303	Market Comparables	EBITDA Multiple	6.8	x	8.3	x	7.5	x	Increase
Second Lien Senior Secured	15,600	Discounted Cash Flow	Discount Rate	11.1%		19.5%		11.8%		Decrease
Equity	7,756	Discounted Cash Flow	Discount Rate	11.0%		19.6%		17.5%		Decrease
Equity	5,400	Recent Transaction Price	Recent Transaction Price	N/A		N/A		N/A		Increase
Equity	2,388	Market Comparables	EBITDA Multiple	10.8	x	14.0	x	13.0	x	Increase
Equity	313	Market Comparables	Revenue Multiple	3.0	x	4.0	x	3.5	x	Increase
Warrant	50	Market Comparables	EBITDA Multiple	11.0	x	12.0	x	11.5	x	Increase
Total	$921,965
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

There were no significant changes in valuation approach or technique as of December 31, 2025 and December 31, 2024.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

As of December 31, 2025, the Fund had one portfolio investment on a non-accrual status. As of December 31, 2024, the Fund had one portfolio investment on a non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies for additional details regarding the Fund's non-accrual policy.

The following table shows the amortized cost and fair value of the Fund's performing and non-accrual investments as of December 31, 2025 and December 31, 2024.

	December 31, 2025		December 31, 2024
Portfolio Company	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Performing	$936,204	$937,047	$395,825	$397,785
Non-accrual	620	678	1,918	1,483
Total	$936,824	$937,725	$397,743	$399,268

For a discussion of the fair value measurement of the Fund's borrowings, refer to Note 7—Borrowings.

Note 4—Related Party Transactions

Investment Management Agreement

The closing of the Manulife Transaction resulted in the automatic termination of the Prior Investment Management Agreement with the Investment Adviser under the 1940 Act. Accordingly, the Board approved the Investment Management Agreement between the Fund and the Investment Adviser, which replaced the Prior Investment Management Agreement and became effective at the closing of the Manulife Transaction. All material terms remain unchanged from the Prior Investment Management Agreement to the Investment Management Agreement, including the management and incentive fees payable by the Fund.

Management Fee

The Management Fee will be calculated and payable quarterly in arrears at an annual rate of 1.25% of net assets as of the beginning of the first calendar day of the applicable quarter. The Management Fee will be appropriately adjusted for any share issuances or repurchases during the applicable quarter.

For the years ended December 31, 2025 and 2024 and for the period from September 29, 2023 (Inception Date) through December 31, 2023, the Fund incurred $4,585.0, $1,016.2 and $48.0, respectively, in Management Fees under the Investment Management Agreement. The Investment Adviser has chosen to voluntarily waive $0.0, $130.3 and $48.0, respectively, of Management Fees earned in accordance with the Investment Management Agreement for the years ended December 31, 2025 and 2024 and for the period from September 29, 2023 (Inception Date) through December 31, 2023, which is reflected in the Statement of Operations as a part of fee waivers. Any fees waived under the Investment Management Agreement are not subject to future reimbursement to the Investment Adviser pursuant to the Expense Limitation and Reimbursement Agreement (as defined below).

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

For the years ended December 31, 2025 and 2024 and for the period from September 29, 2023 (Inception Date) through December 31, 2023, the Fund incurred $4,668.3, $816.2 and $55.0, respectively, in Incentive Fees related to the Pre-Incentive Fee Net Investment Income Returns and recognized changes to Incentive Fees related to the capital gains incentive fee of ($83.2), $271.6 and $0.0, respectively. The Investment Adviser has chosen to voluntarily waive $0.0, $81.0 and $55.0, respectively, of Incentive Fees earned in accordance with the Investment Management Agreement for the years ended December 31, 2025 and 2024 and for the period from September 29, 2023 (Inception Date) through December 31, 2023. Any fees waived under the Investment Management Agreement are not subject to future reimbursement to the Investment Adviser pursuant to the Expense Limitation and Reimbursement Agreement (as defined below). As of December 31, 2025 and December 31, 2024, the payable related to the Pre-Incentive Fee Net Investment Income Returns were $1,332.7 and $443.7, respectively, and the payable related to Incentive Fees related to the capital gains incentive fee were $107.4 and $190.6, respectively.

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

For the years ended December 31, 2025 and 2024 and for the period from September 29, 2023 (Inception Date) through December 31, 2023, the Fund incurred $916.4, $203.0 and $10.0, respectively, in Administration Fees under the Administration Agreement. The Administrator has chosen to voluntarily waive $0.0, $26.1 and $10.0, respectively, of Administration Fees earned in accordance with the Administration Agreement for the years ended December 31, 2025 and 2024 and for the period from September 29, 2023 (Inception Date) through December 31, 2023, which is reflected in the Statement of Operations as a part of fee waivers. Any fees waived under the Administration Agreement are not subject to future reimbursement to the Administrator pursuant to the Expense Limitation and Reimbursement Agreement.

Managing Dealer Agreement

On November 3, 2025, in connection with the closing of the Manulife Transaction, the managing dealer agreement between the Fund and AMG Distributors, Inc. was terminated. On November 6, 2025, the Fund entered into the Managing Dealer Agreement. Under the Managing Dealer Agreement, the Managing Dealer manages the Fund's relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of shares, which the Fund refers to as "participating brokers," and financial advisors.

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

Expense Limitation and Reimbursement Agreement

The Fund entered into the Third Amended and Restated Expense Limitation and Reimbursement Agreement with the Investment Adviser effective as of November 3, 2025, which will terminate on May 1, 2026, unless renewed by mutual agreement of the Investment Adviser and the Fund, or unless otherwise terminated by the Fund’s Board upon at least thirty (30) days written notice to the Investment Adviser (the "Expense Limitation and Reimbursement Agreement"). Pursuant to the Expense Limitation and Reimbursement Agreement, the Investment Adviser is obligated to pay, absorb or reimburse all of the Fund's operating costs and expenses incurred, including, but not limited to organization and offering costs and legal, administration, accounting, printing, mailing, subscription processing and filing fees and expenses, as determined in accordance with GAAP ("Operating Expenses") above 1.25% of the value of the Fund’s monthly net assets as of the beginning of the first calendar day of the applicable month adjusted for any share issuances or repurchases during the applicable month during the period of time that the Fund operates as a publicly-offered, non-traded BDC (each such payment, absorption or reimbursement, a "Required Expense Payment"). Any Required Expense Payment must be paid by the Investment Adviser in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Investment Adviser or its affiliates. Prior to November 3, 2025, the Fund operated under the Second Amended Expense Limitation and Reimbursement Agreement, pursuant to which the Investment Adviser and the Administrator were each obligated to pay and absorb the Fund’s operating costs and expenses incurred above 1.25% of the value of the Fund’s monthly net assets as of the beginning of the first calendar day of the applicable month adjusted for any share issuances or repurchases during the applicable month.

For the years ended December 31, 2025 and 2024 and for the period from September 29, 2023 (Inception Date) through December 31, 2023, the Fund was reimbursed $2,495, $2,770 and $1,168, respectively, by the Investment Adviser and the Administrator. As of December 31, 2025 and December 31, 2024, the Fund owed the Investment Adviser and the Administrator $0 and $271, respectively, in recoupment, which is reflected in the Consolidated Statement of Assets and Liabilities under "Due to affiliates". As of December 31, 2025, the Investment Adviser and the Administrator owed the Fund $1,437 in expense reimbursement, which is reflected in the Consolidated Statements of Assets and Liabilities under "Due from affiliates". At December 31, 2025, the Fund's expiration of reimbursements subject to recoupment was as follows:

Expiration Period
Less than 1 year	$727
1-2 years	2,941
2-3 years	2,495
Total	$6,163

SEC Exemptive Relief

As a BDC, the Fund is subject to certain regulatory restrictions in making its investments. The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On December 12, 2023, the SEC granted certain affiliates of Manulife an exemptive order (the "Co-Investment Order") that allows the Fund to enter into certain negotiated co-investment transactions alongside other funds managed by the Investment Adviser or its affiliates in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with conditions. Pursuant to the Co-Investment Order, the Fund is permitted to co-invest with its affiliates if, among other things, a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Fund’s independent trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Fund and the Fund’s shareholders and do not involve overreaching in respect of the Fund or the Fund’s shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Fund’s shareholders and is consistent with the Fund’s investment objective and strategies.

On March 14, 2025, the SEC issued an order (the "Multi-Class Order") granting the Fund’s application for exemptive relief from Sections 18(a)(2), 18(c), 18(i) and 61(a) under the 1940 Act. Under the terms of the Multi-Class Order, the Fund is permitted to offer multiple classes of its Common Shares with varying sales loads and asset-based distribution and/or service fees. For the years ended December 31, 2025 and 2024, the Fund did not issue any Class S, Class D, or Class F shares.

Note 5—Transactions with Affiliated Investments

A non-controlled affiliated investment is an investment in which the Fund has an ownership interest of 5% or more of its voting securities. A controlled affiliate investment is an investment in which the Fund has an ownership interest of more than 25% of its voting securities. Please see the Fund’s consolidated schedule of investments for the type of investment, principal amount/shares and interest rate including the spread and the maturity date. Transactions related to the Fund's investments with affiliates for the year ended December 31, 2025 were as follows:

Portfolio Company	Type of Asset	Amount of interest included in income	Beginning Fair Value at December 31, 2024	Gross additions(1)	Gross reductions(2)	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2025
Affiliated investments:
Calidris Investment Partners Holdings Ltd - Preferred Equity (3)	Equity Investment	$—	$—	$5,400	$—	$—	$—	$5,400
Calidris Investment Partners Holdings Ltd - Term Loan (3)	First Lien Senior Secured	$—	$—	$8,100	$—	$—	$7	$8,107
ORECV, LLC - Membership Interest	Equity Investment	—	—	2,510	—	—	(52)	2,458
Total affiliated Investments		$—	$—	$16,010	$—	$—	$(45)	$15,965

(1)
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities, and the movement of an existing portfolio company into this category from a different category.
(2)
Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities, and the movement of an existing portfolio company out of this category into a different category.
(3)
As defined in the 1940 Act, the Fund is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Fund is deemed to Control.

Note 6—Commitments and Contingencies

Commitments

In the ordinary course of business, the Fund may enter into future funding commitments. As of December 31, 2025, the Fund had unfunded commitments on delayed draw term loans and revolving credit lines of $69,175 and $55,075, respectively. As of December 31, 2024, the Fund had unfunded commitments on delayed draw term loans and revolving credit lines of $36,229 and $21,573, respectively. The Fund maintains sufficient cash, uncalled commitments, and borrowing capacity on hand to satisfy such unfunded commitments.

As of December 31, 2025, the Fund’s unfunded commitments consisted of the following.

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Ag Bells LLC	First Lien Senior Secured	Revolving Credit Line	$1,165
Allbridge, LLC	First Lien Senior Secured	Delayed Draw Loan	166
Allbridge, LLC	First Lien Senior Secured	Revolving Credit Line	166
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Delayed Draw Loan	2,973
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Revolving Credit Line	991
Ampler QSR Holdings LLC	First Lien Senior Secured	Revolving Credit Line	1,553
Archtop Fiber Intermediate LLC	First Lien Senior Secured	Delayed Draw Loan	5,710
Armanino Advisory LLC	First Lien Senior Secured	Delayed Draw Loan	2,554
Armanino Advisory LLC	First Lien Senior Secured	Revolving Credit Line	1,920
Aspire General Holding Company LLC	First Lien Senior Secured	Delayed Draw Loan	2,638
Aspire General Holding Company LLC	First Lien Senior Secured	Revolving Credit Line	694
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	63
Billhighway, LLC	First Lien Senior Secured	Revolving Credit Line	80
Brown & Root Industrial Services, LLC	First Lien Senior Secured	Revolving Credit Line	2,956
CheckedUp, Inc	First Lien Senior Secured	Revolving Credit Line	55
Compu-Link Corporation	First Lien Senior Secured	Revolving Credit Line	1,570
Cooper's Hawk Intermediate Holding,LLC	First Lien Senior Secured	Delayed Draw Loan	2,895
Cooper's Hawk Intermediate Holding,LLC	First Lien Senior Secured	Revolving Credit Line	1,579
CrossLink Professional Tax Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	599
D4C Dental Brands, Inc.	First Lien Senior Secured	Revolving Credit Line	1,189
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Loan	360
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Loan	2,568
Discovery SL Management, LLC	First Lien Senior Secured	Revolving Credit Line	621
Ensemble Music Schools LLC	First Lien Senior Secured	Delayed Draw Loan	1,405
Ensemble Music Schools LLC	First Lien Senior Secured	Revolving Credit Line	1,405
Fullsteam Operations LLC	First Lien Senior Secured	Delayed Draw Loan	5,769
Fullsteam Operations LLC	First Lien Senior Secured	Revolving Credit Line	1,923
Hasa Acquisition, LLC	First Lien Senior Secured	Delayed Draw Loan	145
Hasa Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	100
Heathos LLC	First Lien Senior Secured	Revolving Credit Line	707
Hornblower Sub LLC	First Lien Senior Secured	Revolving Credit Line	10
Integrity Marketing Acquisition, LLC	First Lien Senior Secured	Delayed Draw Loan	878
Integrity Marketing Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	962
Juvare, LLC	First Lien Senior Secured	Delayed Draw Loan	1,066
Juvare, LLC	First Lien Senior Secured	Revolving Credit Line	1,823
Kemper Sports Management, LLC	First Lien Senior Secured	Revolving Credit Line	163
Learn-it Systems, LLC	First Lien Senior Secured	Delayed Draw Loan	3,365
Learn-it Systems, LLC	First Lien Senior Secured	Delayed Draw Loan	734
Learn-it Systems, LLC	First Lien Senior Secured	Revolving Credit Line	1,835
Lindstrom, LLC	First Lien Senior Secured	Revolving Credit Line	1,222
Military Retail Solutions, LLC	First Lien Senior Secured	Delayed Draw Loan	1,515
Military Retail Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	555
Nuclear Care Partners Holdings, Inc.	First Lien Senior Secured	Revolving Credit Line	1,616
OEP Wheeler Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	3,144
OL Texas Restaurants, LLC	First Lien Senior Secured	Revolving Credit Line	210
ORECV, LLC	Equity	Delayed Draw Loan	2,574
Palmetto Longevity Fund, LLC	First Lien Senior Secured	Delayed Draw Loan	127
Palmetto Longevity Fund, LLC	First Lien Senior Secured	Revolving Credit Line	3,002
Pansophic Learning US, LLC	First Lien Senior Secured	Revolving Credit Line	997
Pediatric Home Respiratory Services, LLC	First Lien Senior Secured	Delayed Draw Loan	1,916
Pediatric Home Respiratory Services, LLC	First Lien Senior Secured	Revolving Credit Line	1,065
Periscope Cybermaxx Buyer, Inc	First Lien Senior Secured	Delayed Draw Loan	1,836
Periscope Cybermaxx Buyer, Inc	First Lien Senior Secured	Revolving Credit Line	413
Petvet Care Centers, LLC	First Lien Senior Secured	Revolving Credit Line	1,592
PF Carrus Careers, LLC	First Lien Senior Secured	Revolving Credit Line	553
Project Pathfinder Borrower, LLC	First Lien Senior Secured	Revolving Credit Line	1,960
Rails International, LLC	First Lien Senior Secured	Revolving Credit Line	2,342
Rialto Management Group, LLC	First Lien Senior Secured	Revolving Credit Line	1,707
Salisbury House, LLC	First Lien Senior Secured	Delayed Draw Loan	2,371
Salisbury House, LLC	First Lien Senior Secured	Revolving Credit Line	1,344

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Salt US Holdco, LLC	First Lien Senior Secured	Delayed Draw Loan	$323
Sarasota US Intermediate, Inc.	First Lien Senior Secured	Revolving Credit Line	1,239
Seatex Merger Sub, LLC	First Lien Senior Secured	Revolving Credit Line	1,141
Senior Support Holdings (Franchise) Acquisition, Inc.	First Lien Senior Secured	Delayed Draw Loan	4,468
SL Buyer Corp.	First Lien Senior Secured	Delayed Draw Loan	3,507
SL Buyer Corp.	First Lien Senior Secured	Revolving Credit Line	774
Solidcore Topco, LLC	First Lien Senior Secured	Delayed Draw Loan	3,244
Solidcore Topco, LLC	First Lien Senior Secured	Revolving Credit Line	1,622
Sparta Capital Management, LLC	First Lien Senior Secured	Delayed Draw Loan	3,606
Spartan CP, LLC	First Lien Senior Secured	Delayed Draw Loan	1,291
Spartan CP, LLC	First Lien Senior Secured	Revolving Credit Line	414
Sportime Clubs, LLC	First Lien Senior Secured	Delayed Draw Loan	5,016
Sportime Clubs, LLC	First Lien Senior Secured	Revolving Credit Line	293
Sylmar Group Holdco LLC	First Lien Senior Secured	Delayed Draw Loan	4,155
Sylmar Group Holdco LLC	First Lien Senior Secured	Revolving Credit Line	1,195
The Mutual Group LLC	First Lien Senior Secured	Revolving Credit Line	672
Total Fleet Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,148
WildBrain Ltd.	First Lien Senior Secured	Revolving Credit Line	666
XDimensional Technologies, Inc.	First Lien Senior Secured	Revolving Credit Line	60
Total			$124,250

As of December 31, 2024, the Fund’s unfunded commitments consisted of the following.

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Allbridge	First Lien Senior Secured	Delayed Draw Loan	$166
Allbridge	First Lien Senior Secured	Revolving Credit Line	166
Armanino	First Lien Senior Secured	Delayed Draw Loan	2,880
Armanino	First Lien Senior Secured	Revolving Credit Line	1,920
Baker Hill	First Lien Senior Secured	Revolving Credit Line	82
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	63
Billhighway	First Lien Senior Secured	Delayed Draw Loan	99
Billhighway	First Lien Senior Secured	Revolving Credit Line	80
BKH	First Lien Senior Secured	Delayed Draw Loan	208
Cardiovascular Logistics	First Lien Senior Secured	Delayed Draw Loan	461
CheckedUp	First Lien Senior Secured	Revolving Credit Line	110
CrossLink	First Lien Senior Secured	Revolving Credit Line	1,124
D4C Dental	First Lien Senior Secured	Revolving Credit Line	1,902
Discovery SL Management	First Lien Senior Secured	Delayed Draw Loan	1,499
Discovery SL Management	First Lien Senior Secured	Revolving Credit Line	300
Firebirds	First Lien Senior Secured	Delayed Draw Loan	19
Firebirds	First Lien Senior Secured	Revolving Credit Line	24
FloWorks International	First Lien Senior Secured	Delayed Draw Loan	2,409
Global School Management	First Lien Senior Secured	Delayed Draw Loan	499
GoAuto	First Lien Senior Secured	Delayed Draw Loan	270
HASA	First Lien Senior Secured	Delayed Draw Loan	157
HASA	First Lien Senior Secured	Revolving Credit Line	151
Hornblower	First Lien Senior Secured	Revolving Credit Line	227
InXpress	First Lien Senior Secured	Delayed Draw Loan	620
Kemper Sports Management	First Lien Senior Secured	Revolving Credit Line	163
Nuclear Care	First Lien Senior Secured	Revolving Credit Line	1,616
Ojos Locos	First Lien Senior Secured	Delayed Draw Loan	583
Ojos Locos	First Lien Senior Secured	Revolving Credit Line	233
Omnimax	First Lien Senior Secured	Delayed Draw Loan	5,116
Pediatric Home Respiratory	First Lien Senior Secured	Delayed Draw Loan	1,916
Pediatric Home Respiratory	First Lien Senior Secured	Revolving Credit Line	894
Periscope Cybermaxx	First Lien Senior Secured	Delayed Draw Loan	2,032
Periscope Cybermaxx	First Lien Senior Secured	Revolving Credit Line	688
PetVet Care Centers	First Lien Senior Secured	Delayed Draw Loan	1,769
PetVet Care Centers	First Lien Senior Secured	Revolving Credit Line	1,769
Planet DDS	First Lien Senior Secured	Delayed Draw Loan	3
Pro Food Solutions	First Lien Senior Secured	Delayed Draw Loan	1,515
Pro Food Solutions	First Lien Senior Secured	Revolving Credit Line	757
Rails International	First Lien Senior Secured	Revolving Credit Line	2,342

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Rialto Management	First Lien Senior Secured	Revolving Credit Line	$667
SeaTex	First Lien Senior Secured	Delayed Draw Loan	2,853
SeaTex	First Lien Senior Secured	Revolving Credit Line	1,141
Senior Support Holdings	First Lien Senior Secured	Delayed Draw Loan	1,520
Solidcore Topoco	First Lien Senior Secured	Delayed Draw Loan	3,244
Solidcore Topoco	First Lien Senior Secured	Revolving Credit Line	1,622
Spartan Fitness	First Lien Senior Secured	Delayed Draw Loan	956
Spartan Fitness	First Lien Senior Secured	Revolving Credit Line	414
Splash Car Wash	First Lien Senior Secured	Delayed Draw Loan	29
Sportime Clubs- Term Loan A	First Lien Senior Secured	Delayed Draw Loan	3,608
Sportime Clubs- Term Loan B	First Lien Senior Secured	Delayed Draw Loan	1,798
Sportime Clubs	First Lien Senior Secured	Revolving Credit Line	293
Total Fleet Solutions	First Lien Senior Secured	Revolving Credit Line	1,148
WildBrain	First Lien Senior Secured	Revolving Credit Line	1,617
XDimensional Technologies	First Lien Senior Secured	Revolving Credit Line	60
Total			$57,802

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the consolidated financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedules of Investments as of December 31, 2025 and December 31, 2024. The par amount of the unfunded portfolio company commitments is not recognized by the Fund until the commitment is funded.

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

Note 7—Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in Section 61 of the 1940 Act, the Fund is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of December 31, 2025 and 2024, the Fund's asset coverage ratios were 197.52% and 190.74%, respectively.

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

The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings under the Secured Loan Facility for the years ended December 31, 2025 and 2024 was 6.45% and 7.31%, respectively. The average daily debt outstanding for the years ended December 31, 2025 and 2024 was $299,114 and $28,069, respectively. The maximum debt outstanding for the years ended December 31, 2025 and 2024 was $408,305 and $160,100, respectively.

The following table represents borrowings under the Secured Loan Facility as of December 31, 2025.

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statement of Assets and Liabilities
Secured Loan Facility	$445,000	$393,305	$2,740	$390,565
Total	$445,000	$393,305	$2,740	$390,565

The following table represents borrowings under the Secured Loan Facility as of December 31, 2024.

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statement of Assets and Liabilities
Secured Loan Facility	$300,000	$160,100	$722	$159,378
Total	$300,000	$160,100	$722	$159,378

The following table represents interest and debt fees under the Secured Loan Facility for the year ended December 31, 2025.

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
Secured Loan Facility	SOFR + 2.20%	$20,065	$733	$—
Total		$20,065	$733	$—
(1)
As of December 31, 2025, the 1-month SOFR rate was 3.69%.
(2)
Amortization of deferred financing costs and other fees are included in "interest expense" on the Consolidated Statements of Operations.

The following table represents interest and debt fees under the Secured Loan Facility for the year ended December 31, 2024.

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
Secured Loan Facility	SOFR + 2.60%	$2,108	$278	$—
Total		$2,108	$278	$—
(1)
As of December 31, 2024, the 1-month SOFR rate was 4.33%.
(2)
Amortization of deferred financing costs and other fees are included in "interest expense" on the Consolidated Statements of Operations.

At December 31, 2025 and December 31, 2024, the carrying amount of the Fund's borrowings on the Secured Loan Facility approximated their fair value in accordance with ASC 820. As of December 31, 2025 and December 31, 2024, the Fund’s borrowings are deemed to be a Level 3 measurement, as defined in Note 3—Fair Value of Financial Instruments.

Credit Facility

On December 2, 2025, the Fund entered into a senior secured revolving credit agreement with the Fund, as borrower, the lenders from time to time parties thereto, The Bank of Nova Scotia, as administrative agent, collateral agent, issuing bank, swingline lender and as lead arranger (the “Credit Facility”). The Credit Facility will be guaranteed by certain subsidiaries of the Fund that may be formed or acquired by the Fund in the future. Proceeds from the borrowings under the Credit Facility will be used for general corporate purposes, including the funding of portfolio investments. The maximum principal amount of the Credit Facility is $150 million subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Facility may be increased up to $300 million through the exercise by the Fund of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions, and includes a $50 million limit for swingline loans.

The availability period under the Credit Facility will terminate on December 3, 2029 (the “Commitment Termination Date”) and the Credit Facility will mature on December 2, 2030 (the “Final Maturity Date”). During the period from the Commitment Termination Date to the Final Maturity Date, the Fund will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances. The Fund may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Facility in U.S. dollars will bear interest at either Term SOFR plus a margin, or the “alternate base rate” (which is the highest of (a) the prime rate, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) Term SOFR plus 1% plus a margin). The Fund may elect either the Term SOFR or alternate base rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Fund’s option, subject to certain conditions. Amounts drawn under the Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Fund also will pay a fee of 0.375% per annum on the average daily unused amounts under the Credit Facility.

The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings under the Credit Facility for the year ended December 31, 2025 was 6.86%. The average daily debt outstanding for the year ended December 31, 2025 was $42,000. The maximum debt outstanding for the year ended December 31, 2025 was $88,000.

The following table represents borrowings under the Credit Facility as of December 31, 2025.

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statement of Assets and Liabilities
Credit Facility	$150,000	$88,000	$630	$87,370
Total	$150,000	$88,000	$630	$87,370

The following table represents interest and debt fees for the year ended December 31, 2025.

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
Credit Facility	SOFR + 2.00%	$237	$26	$—
Total		$237	$26	$—

(1)
As of December 31, 2025, the 1-month SOFR rate was 3.69%.
(2)
Amortization of deferred financing costs and other fees are included in "interest expense" on the Consolidated Statements of Operations.

At December 31, 2025, the carrying amount of the Fund's borrowings on the Credit Facility approximated their fair value in accordance with ASC 820. As of December 31, 2025, the Fund’s borrowings are deemed to be a Level 3 measurement, as defined in Note 3—Fair Value of Financial Instruments.

Secured Borrowing Agreement

On July 22, 2024, the Fund entered into a participation agreement (the "Participation Agreement") with Macquarie Bank Limited ("Macquarie"). The Fund will transfer investments to Macquarie for cash and repurchase the same investment on a forward settlement basis. The repurchase transaction will have a settlement date of up to 90 days. The repurchase transaction under the Participation Agreement is a type of secured borrowing, in which the Fund will retain the economics of the investment and will pay an interest charge. The amount outstanding under the Participation Agreement as of December 31, 2025 and December 31, 2024 was $0 and $63,237, respectively, which is reflected as "Secured Borrowing" on the Consolidated Statements of Assets and Liabilities. The average amount outstanding for the years ended December 31, 2025 and 2024 were $50,847 and $20,477, respectively. The amount of interest incurred under the Participation Agreement for the years ended December 31, 2025 and 2024, was $3,758 and $805, respectively, which equated to an effective interest rate of 7.40% and 8.14%, respectively. Interest expense incurred under the Participation Agreement is included on the Consolidated Statements of Operations as "Interest expense".

The following table represents borrowings under the Secured Borrowing Facility as of December 31, 2025.

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statement of Assets and Liabilities
Secured Borrowing Facility	N/A	$—	$—	$—
Total	N/A	$—	$—	$—

The following table represents borrowings under the Secured Borrowing Facility as of December 31, 2024.

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statement of Assets and Liabilities
Secured Borrowing Facility	N/A	$63,237	$—	$63,237
Total	N/A	$63,237	$—	$63,237

The following table represents interest and debt fees under the Secured Borrowing Facility for the year ended December 31, 2025.

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
Secured Borrowing Facility	7.40%	$3,758	$—	$—
Total		$3,758	$—	$—

(1)
The effective interest rate reflects SOFR plus a weighted average spread across all secured borrowings. As of December 31, 2025, the 3-month SOFR rate was 3.65%.
(2)
Amortization of deferred financing costs and other fees are included in "interest expense" on the Consolidated Statements of Operations.

The following table represents interest and debt fees under the Secured Borrowing Facility for the year ended December 31, 2024.

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
Secured Borrowing Facility	8.52%	$805	$—	$—
Total		$805	$—	$—
(1)
The effective interest rate reflects SOFR plus a weighted average spread across all secured borrowings. As of December 31, 2024, the 3-month SOFR rate was 3.65%.
(2)
Amortization of deferred financing costs and other fees are included in "interest expense" on the Consolidated Statements of Operations.

At December 31, 2025 and December 31, 2024, the carrying amount of the Fund's borrowings on the Secured Borrowing Facility approximated their fair value in accordance with ASC 820. As of December 31, 2025 and December 31, 2024, the Fund's borrowings are deemed to be a Level 3 measurement, as defined in Note 3—Fair Value of Financial Instruments.

Note 8—Capital

During the years ended December 31, 2025 and 2024 and for the period from September 29, 2023 (Inception Date) through December 31, 2023, the Fund’s capital stock activity was as follows:

Share Issuances

The following table summarizes the total shares issued and net proceeds (in thousands) for the year ended December 31, 2025.

Share Issue Date	Shares Issued	Net Proceeds Received
January 2, 2025	2,769,444	$70,150
April 1, 2025	1,182,206	30,064
May 1, 2025	596,896	15,000
June 1, 2025	1,787,133	45,000
July 1, 2025	594,530	15,000
August 1, 2025	987,752	25,000
September 1, 2025	1,975,504	50,000
December 1, 2025	791,452	20,000
Total Shares Issued	10,684,917	$270,214

The following table summarizes the total shares issued and net proceeds (in thousands) through the dividend reinvestment plan ("DRIP") for the year ended December 31, 2025.

Share Issue Date	Shares Issued	Net Proceeds Received
January 31, 2025	38	$1
February 28, 2025	39	1
March 31, 2025	47	1
April 30, 2025	72	2
May 31, 2025	76	2
June 30, 2025	73	2
July 30, 2025	74	2
August 30, 2025	75	2
September 30, 2025	67	2
October 31, 2025	71	2
November 30, 2025	75	2
December 31, 2025	79	2
Total Shares Issued	786	$21

The following table summarizes the total shares issued and net proceeds (in thousands) for the year ended December 31, 2024.

Share Issue Date	Shares Issued	Net Proceeds Received
March 28, 2024	561,122	$14,000
April 30, 2024	497,810	12,500
June 28, 2024	1,196,172	30,000
September 30, 2024	659,490	16,540
October 17, 2024	1,987,281	50,000
November 27, 2024	1,943,418	49,460
Total Shares Issued	6,845,293	$172,500

There were no shares issued through the DRIP for the year ended December 31, 2024.

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
(1)
Less than $1.

As of years ended December 31, 2025 and 2024 and for the period from September 29, 2023 (Inception Date) through December 31, 2023, Comvest Group Holdings SPV II LLC, a wholly-owned subsidiary of an affiliate of Manulife | Comvest Credit Partners, owned 409, 409, and 409, respectively, of the Fund's Class I shares, Feeder Fund I owned 9,955,652, 4,854,006, and 1,100,000, respectively, of the Fund's Class I shares, and Feeder Fund II owned 7,874,687, 3,091,288, and 0, respectively, of the Fund's Class I shares.

Distributions and Dividends

Distributions declared during the years ended December 31, 2025 and 2024 and for the period from September 29, 2023 (Inception Date) through December 31, 2023, totaled $35,316, $6,285, and $419 respectively.

The following table reflects distributions, including dividends and returns of capital, if any, declared per share by the Board for the year ended December 31, 2025.

Date Declared	Record Date	Payment Date	Per Share Amount
January 29, 2025	January 30, 2025	February 21, 2025	$0.16
February 27, 2025	February 27, 2025	March 24, 2025	$0.17
March 27, 2025	March 28, 2025	April 24, 2025	$0.20
April 28, 2025	April 29, 2025	May 22, 2025	$0.21
May 28, 2025	May 29, 2025	June 23, 2025	$0.22
June 25, 2025	June 27, 2025	July 23, 2025	$0.21
July 24, 2025	July 30, 2025	August 25, 2025	$0.21
August 27, 2025	August 28, 2025	September 25, 2025	$0.21
September 29, 2025	September 29, 2025	October 24, 2025	$0.20
October 29, 2025	October 29, 2025	November 24, 2025	$0.20
November 26, 2025	November 26, 2025	December 23, 2025	$0.21
December 30, 2025	December 30, 2025	January 23, 2026	$0.22

The following table reflects distributions, including dividends and returns of capital, if any, declared per share by the Board for the year ended December 31, 2024.

Date Declared	Record Date	Payment Date	Per Share Amount
March 27, 2024	March 27, 2024	March 28, 2024	$0.54
June 27, 2024	June 27, 2024	June 28, 2024	$0.48
September 27, 2024	September 27, 2024	September 30, 2024	$0.60
December 30, 2024	December 30, 2024	December 31, 2024	$0.33

The following table reflects distributions, including dividends and returns of capital, if any, declared per share by the Board for the period September 29, 2023 (Inception Date) through December 31, 2023:

Date Declared	Record Date	Payment Date	Per Share Amount
December 28, 2023	December 28, 2023	December 29, 2023	$0.55

Distributions to the Fund’s shareholders are recorded on the last business day of the month. The Fund intends to make distributions to its shareholders that will be sufficient to enable the Fund to qualify and maintain its status as a RIC. For the year ended December 31, 2024 and for the period September 29, 2023 (Inception Date) through December 31, 2023, the Fund distributed net investment income on a quarterly basis and beginning in January 2025, the Fund commenced monthly distributions.

The Fund has adopted a DRIP whereby shareholders, at the time of completing their subscription agreement, must select whether to receive their distributions in cash or automatically reinvest such distributions in additional shares.

The Fund uses only newly-issued Shares to implement the DRIP. The number of Shares issued to a shareholder that has not elected to have its distributions in cash shall be determined by dividing the total dollar amount of the distribution payable to such participant by the net asset value per share as of the last day of the month immediately preceding the date such distribution was declared (the “Reference NAV”); provided that in the event a distribution is declared on the last day of the month, the Reference NAV shall be deemed to be the net asset value per share as of such day. In addition, dividend reinvestment will be made net of any applicable U.S. withholding taxes.

Note 9—Net Assets

The following table reflects the net assets activity for the year ended December 31, 2025.

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of December 31, 2024	7,945,702	$8	$199,800	$1,462	$201,270
Issuance of shares, net of issuance costs	10,684,917	11	270,203	—	270,214
Distributions to shareholders	—	—	—	(35,316)	(35,316)
Reinvestment of distributions	786	—	21	—	21
Net investment income (loss)	—	—	—	35,179	35,179
Net realized gain (loss) from investment transactions	—	—	—	(43)	(43)
Net change in unrealized gain (loss) on investments	—	—	—	(687)	(687)
Tax reclassification of stockholders’ equity (See Note 12)	—	—	(32)	32	—
Balance as of December 31, 2025	18,631,405	$19	$469,992	$627	$470,638

The following table reflects the net assets activity for the year ended December 31, 2024.

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of December 31, 2023	1,100,409	$1	$27,529	$(17)	$27,513
Issuance of shares, net of issuance costs	6,845,293	7	172,493	—	172,500
Distributions to shareholders	—	—	(62)	(6,223)	(6,285)
Net investment income (loss)	—	—	—	6,025	6,025
Net change in unrealized gain (loss) on investments	—	—	—	1,517	1,517
Tax reclassification of shareholders' equity (See Note 12)	—	—	(160)	160	—
Balance as of December 31, 2024	7,945,702	$8	$199,800	$1,462	$201,270

The following table reflects the net assets activity for the period September 29, 2023 (Inception Date) through December 31, 2023.

	Shares	Shares-par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of September 29, 2023 (Inception Date)	—	$—	$—	$—	$—
Issuance of Shares, net of issuance costs	1,100,400	1	27,509	—	27,510
Distributions to shareholders	—	—	(16)	(403)	(419)
Reinvestment of distributions	9	—	0 (1)	—	—
Net investment income (loss)	—	—	—	439	439
Net change in unrealized gain (loss) on investments	—	—	—	(17)	(17)
Tax reclassification of stockholders’ equity (See Note 12)	—	—	36	(36)	—
Balance as of December 31, 2023	1,100,409	$1	$27,529	$(17)	$27,513

(1)
Less than $1.

Note 10—Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2025, December 31, 2024 and for the period from September 29, 2023 (Inception Date) through December 31, 2023, there were no dilutive securities. The following information sets forth the computation of the weighted average basic and diluted net change in net assets per share resulting from operations for the years ended December 31, 2025, December 31, 2024 and for the period from September 29, 2023 (Inception Date) through December 31, 2023.

	For the Year Ended December 31,		For the Period from September 29, 2023 (Inception Date) through December 31,
	2025	2024	2023
Increase (decrease) in net assets resulting from operations	$34,449	$7,542	$422
Weighted average shares outstanding	14,488,317	3,239,983	774,000
Earnings (loss) per share of shares - basic and diluted	$2.38	$2.33	$0.55

Note 11—Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2025 and 2024 and for the period September 29, 2023 (Inception Date) through December 31, 2023.

	For the Year Ended December 31,		For the Period from September 29, 2023 (Inception Date) through December 31,
	2025	2024	2023
Per Share Operating Performance
Net Asset Value, Beginning of Period:	$25.33	$25.00	$25.00
Results of Operations:(1)
Net Investment Income (Loss)	2.43	1.86	0.57
Net Realized and Unrealized Gain (Loss) on Investments	(0.08)	0.42	(0.02)
Increase (Decrease) in Net Assets Resulting from Operations	2.35	2.28	0.55
Distributions to Shareholders
Distributions from Net Investment Income	(2.42)	(1.93)	(0.53)
Distributions from Return of Paid in Capital	—	(0.02)	(0.02)
Decrease in Net Assets Resulting from Distributions	(2.42)	(1.95)	(0.55)
Net Asset Value, End of Period	$25.26	$25.33	$25.00
Shares Outstanding, End of Period	18,631,405	7,945,702	1,100,409
Total return(2)(3)	9.70%	9.41%	2.20%
Net assets, end of period	$470,638	$201,270	$27,513
Ratio/Supplemental Data
Weighted average shares outstanding	14,488,317	3,239,983	774,000
Ratio of net investment income (loss) to average net assets, without expense reimbursement(4)	9.25%	3.32%	(2.93%)
Ratio of net investment income (loss) to average net assets, with expense reimbursement(4)	9.96%	6.62%	11.04%
Ratio of total expenses to average net assets without reimbursement(4)	11.80%	10.22%	15.41%
Ratio of total expenses to average net assets with reimbursement(4)	11.09%	6.91%	1.43%
Asset coverage ratio(5)	197.52%	190.74%	N/A
Portfolio turnover rate(3)	10.79%	4.77%	0.28%

(1)
The per common share data was derived using weighted average shares outstanding.
(2)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the period reported.
(3)
Not annualized for the period from September 29, 2023 (Inception Date) through December 31, 2023.
(4)
Annualized for the period from September 29, 2023 (Inception Date) through December 31, 2023.
(5)
Asset coverage ratio is presented as of December 31, 2025 and December 31, 2024, respectively.

Note 12—Federal Income Tax Matters

The Fund has elected to be treated as a RIC under Subchapter M of the Code. As a result, the Fund must distribute substantially all of its net taxable income each tax year as dividends to its shareholders. Accordingly, no provision for federal income tax has been made in the financial statements, except to the extent related to a consolidated Subsidiary I.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences have no impact on net assets. Temporary differences are due to adjustments for the amortization of organization costs and incentive fees on unrealized capital gains.

Permanent differences are due to adjustments for debt securities amortization. The following permanent differences were reclassified among the components of net assets for the years ended December 31, 2025 and 2024 and for the period from September 29, 2023 (Inception Date) through December 31, 2023:

	2025	2024	2023
Increase/ (decrease) in Paid in Capital in Excess of Par	$(32)	$(222)	$36
Increase/ (decrease) in Distributable Earnings (Losses)	32	222	(36)

Taxable income generally differs from increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investment transactions as investment gains and losses are not included in taxable income until they are realized.

The tax character of distributions paid for the years ended December 31, 2025 and 2024 and for the Period from October 25, 2023 (Tax Effective Date) through December 31, 2023, were as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Period from October 25, 2023 (Tax Effective Date) through December 31, 2023
Ordinary Income	$35,316	$6,223	$403
Long-Term Capital Gains	—	—	—
Return of Capital	—	62	16

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis as of December 31, 2025, December 31, 2024 and December, 31 2023, were as follows:

	2025	2024	2023
Undistributed ordinary income—tax basis	$—	$—	$—
Capital loss carryforward	(43)	—	—
Net unrealized gain (loss) on investments	901	1,500	(17)
Other temporary differences	(231)	(38)	17
Total accumulated earnings (loss)—book basis	$627	$1,462	$—

Management has analyzed the Fund’s tax positions taken on federal income tax returns for all open years (fiscal years 2023, 2024 and 2025) and has concluded that no provision for uncertain income tax positions is required in the Fund’s financial statements.

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

For tax purposes, the Fund may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. The Fund did not elect to defer any post-October capital losses or late-year ordinary losses for the fiscal years ended December 31, 2025 and December 31, 2024 and for the fiscal period ended December 31, 2023. As of December 31, 2025, the Fund had long term capital loss carryforwards of $43 for tax purposes. These amounts may be used to offset future realized capital gains indefinitely, and retain their character as short-tern and/or long-term.

As of December 31, 2025, the Federal tax cost of investments was $936,824 resulting in estimated gross unrealized gains and losses of $6,052 and $5,151, respectively, for estimated net unrealized gains of $901. As of December 31, 2024, the Federal tax cost of investments was $407,214 resulting in estimated gross unrealized gains and losses of $2,252 and $752, respectively, for net unrealized gains of $1,500. As of December 31, 2023, the Federal tax cost of investments was $18,298 resulting in estimated gross unrealized gains and losses of $70 and $87, respectively, for net unrealized gains of $17.

Note 13—Subsequent Events

The Fund has evaluated subsequent events through the filing of this Form 10-K and has determined that no material events or transactions occurred through the issuance date of the Fund's financial statements which require additional disclosure in or adjustment of the Fund's consolidated financial statements, except as noted below:

On February 19, 2026, the Fund entered into an Amended and Restated Investment Management Agreement with the Investment Adviser, Second Amended and Restated Administration Agreement with AMG Funds LLC. In addition, on February 19, 2026, the Fund adopted a Second Amended and Restated Declaration of Trust. These actions were undertaken to conform the Fund’s governing and service agreements to requirements set forth in the North American Securities Administrators Association Omnibus Guidelines in connection with undertakings made in response to comments received from state securities regulatory authorities relating to the Fund’s public offering. There were no changes to fees paid by the Fund to the Investment Adviser and the Administrator. On February 19, 2026, at a special meeting of shareholders, the Fund’s shareholders approved the Amended and Restated Investment Management Agreement and the Second Amended and Restated Declaration of Trust.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not and have not been any disagreements between us and our accountant on any matter of accounting principles, practices, or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that our internal control over financial reporting was effective as of December 31, 2025.

Due to the Fund’s status as an “emerging growth company” under the JOBS Act, the Fund was not required to obtain an attestation report from the Fund’s independent registered public accounting firm on the Fund’s internal control over financial reporting as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during our most recently completed fiscal period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the year ended December 31, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Name	Age	Position(s)	Trustee Since
Independent Trustees
Eric Rakowski	67	Trustee	October 2023
Peter MacEwen	61	Trustee	October 2023
David Lambert	72	Trustee	February 2024
Interested Trustee
Robert O'Sullivan	54	Trustee, Chairman of the Board and Chief Executive Officer	October 2023

The address for each Trustee is c/o John Hancock Comvest Private Income Fund, 360 S. Rosemary Avenue, Suite 1700, West Palm Beach, FL 33401.

Executive Officers Who Are Not Trustees

Information regarding each of our executive officers who is not a Trustee is as follows:

Name	Age	Position(s)
Cecilio M. Rodriguez	66	Chief Financial Officer
Jason Gelberd	53	Co-Chief Investment Officer
Greg Reynolds	56	Co-Chief Investment Officer
Patrick Spellman	51	Chief Compliance Officer
Michael Altschuler	48	Vice President

The address for each executive officer is c/o John Hancock Comvest Private Income Fund, 360 S. Rosemary Avenue, Suite 1700, West Palm Beach, FL 33401.

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

Independent Trustees

Eric Rakowski. Eric Rakowski is a Trustee of the Fund. He currently serves as Professor of Law at the University of California, Berkeley School of Law. Prior to joining the faculty in 1990, Mr. Rakowski served as a tax attorney at Davis Polk & Wardwell and clerked for Judge Harry T. Edwards of the U.S. Court of Appeals for the District of Columbia Circuit and for Justice William J. Brennan Jr. of the U.S. Supreme Court. Mr. Rakowski has been a Trustee of AMG Funds since 1999, a Director of AMG Pantheon Fund, LLC and AMG Pantheon Master Fund, LLC since 2014, a Trustee of AMG Pantheon Credit Solutions Fund since 2024, serves as the Independent Chair of the Board of Trustees for AMG Funds and serves as Independent Chair of the Board of Trustees/Directors for AMG Pantheon Funds. Mr. Rakowski has also served on the Board of Directors of Harding Loevner Funds, Inc. since 2008 and on the Boards of Trustees of Parnassus Funds and Parnassus Income Funds since 2021. Mr. Rakowski also served on the Board of Trustees for Third Avenue Trusts and Third Avenue Variable Trust from 2002 to 2019. Mr. Rakowski received a J.D. from Harvard University School of Law, a B.Phil. and a D.Phil. from Oxford University, and an A.B. from Harvard University.

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

Interested Trustee

Robert O’Sullivan. Robert O’Sullivan is a Trustee, President and Chief Executive Officer of the Fund and Director, President and Chief Executive Officer of Commonwealth Credit Partners BDC I, Inc. He is also Global Head of Private Credit at Manulife | Comvest Credit Partners. Mr. O’Sullivan joined Comvest Partners, the predecessor to Manulife | Comvest Credit Partners in 2002 having been actively involved in financing and investing in lower middle market companies since 1992 when he joined Comvest’s predecessor firm, Commonwealth Associates. Mr. O’Sullivan received a B.A. in Geography from London University while attending King’s College and the London School of Economics.

Executive Officers Who Are Not Trustees

Cecilio Rodriguez. Cecilio Rodriguez is Chief Financial Officer of the Fund. He is also the Chief Financial Officer of Commonwealth Credit Partners BDC I, Inc. Prior to joining Comvest Partners, the predecessor to Manulife | Comvest Credit Partners, Mr. Rodriguez served in senior finance roles in banking, healthcare, aviation services, and venture capital. He began his career in the audit department of Deloitte & Touche. Mr. Rodriguez received a Bachelor of Business Administration with a concentration in Accounting from Florida International University.

Jason Gelberd. Jason Gelberd is Co-Chief Investment Officer of the Fund. He is also a Partner and Co-Head of Direct Lending for Manulife | Comvest Credit Partners and Chief Operating Officer of Manulife | Comvest Credit Partners and Co-Chief Investment Officer of Commonwealth Credit Partners BDC I, Inc. Mr. Gelberd is responsible for portfolio management and operations of Manulife | Comvest Credit Partners’ direct lending strategy in addition to originating, structuring, and managing investments. Earlier in his career, Mr. Gelberd was a Director with Goldman Sachs Specialty Lending Group and was a Vice President at Antares Capital, providing senior and junior capital to private equity sponsor backed middle-market companies. Mr. Gelberd’s lending career has also included commercial lending positions at First Source Financial and LaSalle National Bank. Mr. Gelberd received an M.B.A. from DePaul University’s Charles Kellstadt School of Business and a B.B.A. in Finance from the University of Iowa.

Greg Reynolds. Greg Reynolds is Co-Chief Investment Officer of the Fund. He is also a Partner and Co-Head of Direct Lending for Manulife | Comvest Credit Partners and Chief Investment Officer of Manulife | Comvest Credit Partners and Co-Chief Investment Officer of Commonwealth Credit Partners BDC I, Inc. Mr. Reynolds oversees the structuring and underwriting functions of Manulife | Comvest Credit Partners’ direct lending strategy in addition to originating, structuring, and managing investments. Earlier in his career, Mr. Reynolds was a Director with Dymas Capital Management and was an Assistant Vice President in Heller Financial’s Corporate Finance Group. Mr. Reynolds received an M.B.A. from the University of Chicago and a B.A. from the University of Wisconsin.

Patrick Spellman. Patrick Spellman is Chief Compliance Officer of the Fund. He joined the Administrator in 2011 and currently serves as Vice President and Chief Compliance Officer of the Administrator and Chief Compliance Officer and Anti-Money Laundering Compliance Officer for the AMG Funds family of funds and AMG Pantheon Funds. He is responsible for overseeing and managing regulatory and compliance matters for the Administrator and AMG Distributors, Inc. Previously, Mr. Spellman was a Compliance Manager with Affiliated Managers Group, Inc., serving in that capacity from 2005 through 2010, where he was responsible for assisting affiliates of Affiliated Managers Group, Inc. with various aspects of their legal and compliance functions. Prior to joining Affiliated Managers Group, Inc., Mr. Spellman was an Audit Manager with Commonwealth Financial Network, an independent broker-dealer, and was responsible for developing and overseeing the firm’s audit and inspection programs. Mr. Spellman is a member of various Investment Adviser Association and Investment Company Institute Committees. He received his B.A. from Lafayette College and holds Series 7, 24 and 66 licenses with FINRA.

Michael Altschuler. Michael Altschuler is Vice President of the Fund. He is a Partner and also serves as General Counsel of Manulife | Comvest Credit Partners and Secretary of Commonwealth Credit Partners BDC, Inc. Mr. Altschuler’s prior experience includes serving as a Director & Counsel at UBS Investment Bank and practicing as a securities and capital markets attorney with Latham & Watkins LLP. Mr. Altschuler received a J.D. from Columbia Law School, an M.B.A. from the Kellogg School of Management at Northwestern University and a B.A. from the University of Michigan.

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

ITEM 11. EXECUTIVE COMPENSATION.

(a)
Compensation of Executive Officers

We do not currently have any employees and do not expect to have any employees. Services necessary for our business, including such services provided by our executive officers, will be provided by individuals who are employees of the Investment Adviser and the Administrator, pursuant to the terms of our Investment Management Agreement, or through the Administration Agreement. Pursuant to its Resource Sharing Agreement with Comvest, the Investment Adviser will have access to Comvest’s team of experienced investment professionals.

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

With respect to each Audit Committee meeting not held concurrently with a Board meeting, Independent Trustees will be reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in such Audit Committee meeting. In addition, the chairman of the Audit Committee and the chairman of the Nominating and Governance Committee will each receive an additional annual retainer of $10,000 per year as compensation for their services.

No compensation will be paid to Trustees who are “interested persons,” as that term is defined in the 1940 Act.

The Fund did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2025. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 25, 2026, information with respect to the beneficial ownership of our Shares by:

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

Name and Address	Type of ownership	Shares owned	Percentage
Interested Trustee(1)
Robert O’Sullivan	N/A	—	—
Independent Trustees(1)
David Lambert	N/A	—	—
Eric Rakowski	N/A	6,514.200	*
Peter MacEwen	N/A	—	—
Executive Officers(1)
Cecilio M. Rodriguez	N/A	—	—
Jason Gelberd	N/A	—	—
Greg Reynolds	N/A	—	—
Patrick Spellman	N/A	—	—
Michael Altschuler	N/A	—	—
All Trustees and Executive Officers as a Group (9 persons)	N/A	6,514.200	*

(1) The address for all of the Fund’s executive officers and Trustees is c/o John Hancock Comvest Private Income Fund, 360 S. Rosemary Avenue, Suite 1700, West Palm Beach, FL 33401.

* Represents less than 1.0%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)
Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons

Investment Management Agreement

We entered into the Investment Management Agreement with our Investment Adviser pursuant to which we will pay Management Fees and Incentive Fees to the Investment Adviser.

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

Administration Agreement

We entered into the Administration Agreement with the Administrator pursuant to which we will pay Administration Fees to the Administrator.

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

Managing Dealer Agreement

We entered into the Managing Dealer Agreement, pursuant to which the Managing Dealer agreed to, among other things, manage our relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of shares, which we refer to as “participating brokers,” and financial advisors. The Managing Dealer also coordinates our marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures.

Third Amended and Restated Expense Limitation and Reimbursement Agreement

We entered into the Third Amended and Restated Expense Limitation and Reimbursement Agreement with the Investment Adviser effective as of November 3, 2025, which will terminate on May 1, 2026, unless renewed by mutual agreement of the Investment Adviser and the Fund, or unless otherwise terminated by the Fund’s Board upon at least thirty (30) days written notice to the Investment Adviser. Pursuant to the Third Amended and Restated Expense Limitation and Reimbursement Agreement, the Investment Adviser is obligated to pay, absorb or reimburse all of our operating costs and expenses incurred, including, but not limited to organization and offering costs and legal, administration, accounting, printing, mailing, subscription processing and filing fees and expenses, as determined in accordance with generally accepted accounting principles for investment companies (“Operating Expenses”) above 1.25% of the value of the Fund’s monthly net assets as of the beginning of the first calendar day of the applicable month adjusted for any share issuances or repurchases during the applicable month during the period of time that the Fund operates as a publicly-offered, non-traded BDC (each such payment, absorption or reimbursement, a “Required Expense Payment”). Any Required Expense Payment must be paid by the Investment Adviser in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Investment Adviser or its affiliates. See “Item 1 Business—Third Amended and Restated Expense Limitation and Reimbursement Agreement.”

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

We, the Investment Adviser, and our respective direct or indirect members, partners, officers, Trustees, employees, agents and affiliates may be subject to certain potential conflicts of interest in connection with our activities and investments. For example, the terms of the Investment Adviser’s management fees may create an incentive for the Investment Adviser to approve and cause us to make more speculative investments than we would otherwise make in the absence of such fee structure.

The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures. On December 12, 2023, the SEC granted the Co-Investment Order, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser, Comvest, Manulife or their affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Co-Investment Order. The Co-Investment Order permits us to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and does not involve us or our shareholders overreaching on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our shareholders and is consistent with our then-current investment objectives and strategies.

The Fund has entered into a royalty-free Trademark License Agreement with the Investment Adviser. See “Item 1 Business—License Agreements.”

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

(b)
Promoters and Certain Control Persons

The Investment Adviser and Administrator may be deemed promoters of the Fund. We have entered into the Investment Management Agreement with the Investment Adviser. See “Item 1 Business—Investment Management Agreement” and “Item 1Business—Administration Agreement.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee and the Independent Trustees of our Board have selected Ernst & Young LLP to serve as the independent registered public accounting firm for the Fund for the years ended December 31, 2025 and 2024.

Ernst & Young LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

	As of
	December 31, 2025	December 31, 2024
Audit Fees	$592,158	$389,000
Audit-Related Fees	$—	65,000
Tax Fees	$17,413	55,000
All Other Fees	$—	—
Total Fees	$609,571	$509,000

During the years ended December 31, 2025 and 2024, Ernst & Young LLP billed aggregate non-audit fees of $17 and $55, respectively, related to the Fund for services rendered to the Fund.

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

PART IV

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS.

(a)
List separately all financial statements filed

The financial statements included in this annual report on Form 10-K are listed in Item 8 and commence on page F-2.

(b)
Exhibits

3.1	Second Amended and Restated Declaration of Trust (1)
3.2	Second Amended and Restated Bylaws (2)
4.1	Form of Subscription Agreement (10)
4.2	Description of Securities*
4.3	Dividend Reinvestment Plan (11)
10.1	Amended and Restated Investment Management Agreement (1)
10.2	Sub-Administration Servicing Agreement (12)
10.3	Form of Indemnification Agreement (12)
10.4	Trademark License Agreement between the Fund and Comvest Credit Managers LLC (12)
10.5	Trademark License Agreement between the Fund and Affiliated Managers Group, Inc. (12)
10.6	Third Amended and Restated Expense Limitation and Reimbursement Agreement*
10.7	Managing Dealer Agreement (4)
10.8	Transfer Agent Servicing Agreement (12)
10.9	Custody Agreement (12)
10.10	Fund Accounting Servicing Agreement (12)
10.11	Fourth Amendment to Loan and Servicing Agreement (5)
10.12	Sale and Purchase Agreement (6)
10.13	Form of Distribution and Servicing Plan (11)
10.14	Form of Transfer Agent Servicing Agreement (11)
10.15	Form of Fund of Funds Investment Agreement (7)
10.16	Senior Secured Revolving Credit Agreement (3)
14.1	Code of Ethics (8)
19.1	Insider Trading Policy (13)
21.1	Subsidiaries*
24.1	Powers of Attorney (9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

(1) Previously filed as an exhibit to the Fund’s Report on Form 8-K (File No. 814-01669), filed on February 23, 2026 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Fund’s Report on Form 8-K (File No. 814-01669), filed on January 16, 2026 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Fund’s Report on Form 8-K (File No. 814-01669), filed on December 5, 2025 and incorporated herein by reference.

(4) Previously filed as an exhibit to the Fund’s Report on Form 8-K (File No. 814-01669), filed on November 7, 2025 and incorporated herein by reference.

(5) Previously filed as an exhibit to the Fund’s Report on Form 8-K (File No. 814-01669), filed on October 16, 2025 and incorporated herein by reference.

(6) Previously filed as an exhibit to the Fund’s Report on Form 8-K (File No. 814-01669), filed on July 18, 2024 and incorporated herein by reference.

(7) Previously filed as exhibit to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01669), filed on November 14, 2025 and incorporated herein by reference.

(8) Previously filed as exhibit to the Fund’s Annual Report on Form 10-K (File No. 814-01669), filed on March 20, 2025 and incorporated herein by reference.

(9) Previously filed as an exhibit to the Fund’s Annual Report on Form 10-K (File No. 814-01669), filed on March 27, 2024 and incorporated herein by reference.

(10) Previously filed as an exhibit to the Fund’s Registration Statement on Form N-2 (File No. 333-282845), filed on November 22, 2024 and incorporated herein by reference.

(11) Previously filed as an exhibit to the Fund’s Registration Statement on Form N-2 (File No. 333-282845), filed on October 25, 2024 and incorporated herein by reference.

(12) Previously filed as an exhibit to the Fund’s Registration Statement on Form 10 (File No. 000-56588), filed on October 23, 2023 and incorporated herein by reference.

(13) Incorporated herein by reference to Exhibit 14.1.

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2026.

John Hancock Comvest Private Income Fund

By:	/s/ Robert O’Sullivan
Robert O’Sullivan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

BY:	/s/ ROBERT O’SULLIVAN	Chief Executive Officer and Trustee and Chairman of the Board of Trustees (Principal Executive Officer)	March 25, 2026
Robert O’Sullivan

BY:	/s/ CECILIO M. RODRIGUEZ	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2026
Cecilio M. Rodriguez

BY:	/s/ ERIC RAKOWSKI*	Trustee	March 25, 2026
Eric Rakowski

By:	/s/ PETER MACEWEN*	Trustee	March 25, 2026
Peter MacEwen

BY:	/s/ DAVID LAMBERT*	Trustee	March 25, 2026
David Lambert

*By:	/s/ CECILIO M. RODRIGUEZ
Cecilio M. Rodriguez
As attorney-in-fact

* Pursuant to power of attorney filed herewith.