Form 10-Q
period 2026-03-31
John Hancock Comvest Private Income Fund
filed 2026-05-11
CIK 1987221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

There were 18,631,636 issued and outstanding shares of the registrant’s Class I common shares of beneficial interest, $0.001 par value per share, on May 11, 2026.

John Hancock Comvest Private Income Fund

Quarterly Report on Form 10-Q

1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands, except share and per share data)

	March 31, 2026
	(Unaudited)	December 31, 2025
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $875,057 and $920,814, respectively)	$871,888	$921,760
Non-controlled, affiliated investments (amortized cost of $1,941 and $2,510, respectively)	1,963	2,458
Controlled, affiliated investments (amortized cost of $13,529 and $13,500, respectively)	13,756	13,507
Total investments, at fair value (amortized cost of $890,527 and $936,824, respectively)	887,607	937,725
Cash	893	94
Cash Equivalents	6,567	3,334
Restricted cash	6,722	6,807
Receivables:
Receivable for paydowns of investments	759	613
Interest receivable	6,236	7,853
Due from affiliates (Note 4)	1,140	1,437
Prepaid expenses and other assets	1,024	1,549
Total Assets	$910,948	$959,412

Liabilities
Secured Loan Facility (net of deferred financing costs of $2,548 and $2,740, respectively)	$331,334	$390,565
Credit Facility (net of deferred financing costs of $556 and $630, respectively)	100,444	87,370
Payables:
Dividend distributions payable	3,935	4,052
Management fee payable, net (Note 4)	1,450	1,443
Deferred tax liability	95	88
Interest payable	2,862	2,297
Incentive fee payable	1,679	1,440
Accrued other general and administrative expenses	1,865	1,519
Total Liabilities	$443,664	$488,774

Commitments and contingencies (Note 6)

Net Assets
Class I shares, $0.001 par value; unlimited authorized; 18,631,636 and 18,631,405 shares issued and outstanding, respectively	$19	$19
Additional paid-in capital	469,998	469,992
Total distributable earnings (accumulated deficit)	(2,733)	627
Total Net Assets	$467,284	$470,638
Total Liabilities and Net Assets	$910,948	$959,412
Net Asset Value Per Share	$25.08	$25.26

The accompanying notes are an integral part of these consolidated financial statements.

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$22,632	$12,211
Payment-in-kind interest income	713	199
Fee income	837	196
Total investment income from non-controlled/non-affiliate company investments	24,182	12,606
Investment income from controlled, affiliated investments:
Interest income	29	—
Payment-in-kind interest income	20	—
Total investment income from controlled/affiliate company investments	49	—
Total Investment Income	24,231	12,606
Expenses:
Management fees	1,450	837
Incentive fees	1,574	924
Administrative expenses	290	168
Interest expense	7,589	4,098
Professional fees	659	331
Trustees’ fees	65	53
Organizational and offering expenses	198	436
Other general expenses	572	209
Total Expenses	12,397	7,056
Less: Expense reimbursement (Note 4)	(255)	(267)
Net expenses	12,142	6,789
Net Investment Income (Loss)	12,089	5,817

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	88	—
Total net realized gains (losses)	88	—
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(4,115)	904
Non-controlled, affiliated investments	74	—
Controlled, affiliated investments	220	—
Net change in deferred tax liability	(8)	(8)
Total net change in unrealized gains (losses)	(3,829)	896
Total realized and unrealized gains (losses)	(3,741)	896
Net Increase (Decrease) in Net Assets Resulting from Operations	$8,348	$6,713

Per Share Data:
Basic and diluted net investment income/(loss) per share	$0.65	$0.54
Basic and diluted net increase/(decrease) in net assets resulting from operations per share	$0.45	$0.63
Weighted Average Shares Outstanding - Basic and Diluted	18,631,485	10,684,405

The accompanying notes are an integral part of these consolidated financial statements.

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$12,089	$5,817
Net realized gains (losses) on investments	88	—
Net change in unrealized gains (losses) on investments	(3,829)	896
Net Increase (Decrease) in Net Assets Resulting from Operations	8,348	6,713

Net Decrease in Net Assets Resulting from Shareholder Distributions	(11,708)	(5,656)

Increase in Net Assets Resulting from Capital Share Transactions
Proceeds of issuance of common shares	—	70,150
Reinvestment of distributions	6	3
Proceeds from issuance of shares	6	70,153

Total Increase (Decrease) in Net Assets	(3,354)	71,210
Net Assets, Beginning of Period	470,638	201,270
Net Assets, End of Period	$467,284	$272,480

The accompanying notes are an integral part of these consolidated financial statements.

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$8,348	$6,713
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains) losses on investments	(88)	—
Net change in unrealized (gains) losses (net of the change in deferred tax liability)	3,829	(896)
Net accretion of discount on investments	(739)	(408)
Amortization of deferred financing costs	266	150
Payment in-kind interest income	(733)	(199)
Purchases of portfolio investments	(24,456)	(153,097)
Sales or repayments of portfolio investments	72,314	4,486
Increase (decrease) in operating assets and liabilities:
(Decrease) increase in interest receivable	1,617	(1,944)
(Decrease) increase in due from affiliates	297	(268)
Increase in receivable for paydowns of investments	(146)	—
(Increase) Decrease in prepaid expenses and other assets	525	505
Increase in payable for investments purchased	—	9,893
Increase in management fees payable	7	332
Increase in interest payable	565	222
Increase in incentive fee payable	239	480
Decrease in due to affiliates	—	(271)
Increase in accrued other general and administrative expenses	346	574
Net cash provided by (used in) operating activities	62,191	(133,728)
Cash Flows provided by (used in) Financing Activities:
Borrowings on Secured Loan Facility	3,000	157,000
Repayments on Secured Loan Facility	(62,423)	(54,000)
Borrowings on Credit Facility	13,000	—
Proceeds from Secured Borrowing	—	35,434
Repayments on Secured Borrowing	—	(67,969)
Deferred financing costs paid	—	(2,750)
Distributions paid in cash	(11,821)	(3,517)
Proceeds from issuance of shares	—	70,150
Net cash provided by (used in) financing activities	(58,244)	134,348
Net increase (decrease) in cash and cash equivalents	3,947	620
Cash and cash equivalents and restricted cash, beginning of period	10,235	22,885
Cash and cash equivalents and restricted cash, end of period	$14,182	$23,505

Supplemental and Non-Cash Information:
Interest paid during the period	$7,024	$3,876
Reinvestment of distributions during the period	$6	$3

The accompanying notes are an integral part of these consolidated financial statements.

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

March 31, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
Ag Bells LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 4.75% (0.75% floor)	8.42%	8/19/2030	$-	$(10)	$-	0.0%
Ag Bells LLC - Term Loan	Consumer Services	SOFR + 4.75% (0.75% floor)	8.42%	8/19/2031	10,306	10,211	10,306	2.2%
Allbridge, LLC - Delayed Draw Term Loan (6)	Telecommunication Services	SOFR + 5.50% (1.00% floor)	9.20%	6/5/2030	-	(1)	-	0.0%
Allbridge, LLC - Revolving Credit Line (6)	Telecommunication Services	SOFR + 5.50% (1.00% floor)	9.20%	6/5/2030	-	(1)	-	0.0%
Allbridge, LLC - Term Loan (7)	Telecommunication Services	SOFR + 5.50% (1.00% floor)	9.20%	6/5/2030	1,759	1,743	1,759	0.4%
Allied OMS Intermediate Company, LLC - Delayed Draw Term Loan (6)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.89%	12/12/2030	-	(13)	(27)	0.0%
Allied OMS Intermediate Company, LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.89%	12/12/2030	-	(8)	(9)	0.0%
Allied OMS Intermediate Company, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.89%	12/12/2030	8,114	8,041	8,041	1.7%
Ampler QSR Holdings LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.00% (0.75% floor)	8.67%	8/19/2030	-	(14)	(6)	0.0%
Ampler QSR Holdings LLC - Term Loan	Consumer Services	SOFR + 5.00% (0.75% floor)	8.67%	8/19/2031	10,468	10,372	10,426	2.2%
Archtop Fiber Intermediate LLC - Delayed Draw Term Loan (6)	Telecommunication Services	SOFR + 6.25% (2.75% floor)	9.92%	4/1/2030	3,005	2,907	2,923	0.6%
Archtop Fiber Intermediate LLC - Term Loan	Telecommunication Services	SOFR + 6.25% (2.75% floor)	9.92%	4/1/2030	4,508	4,432	4,454	1.0%
Armanino Advisory LLC - Delayed Draw Term Loan (6)(13)	Commercial & Professional Services	SOFR + 5.75% (1.00% floor)	9.42%	10/18/2029	498	473	498	0.1%
Armanino Advisory LLC - Revolving Credit Line (6)(13)	Commercial & Professional Services	SOFR + 5.75% (1.00% floor)	9.43%	10/18/2029	1,037	1,010	1,037	0.2%
Armanino Advisory LLC - Term Loan (13)	Commercial & Professional Services	SOFR + 5.75% (1.00% floor)	9.42%	10/18/2029	13,274	13,081	13,274	2.8%
Aspire General Holding Company LLC - Delayed Draw Term Loan (6)	Insurance	SOFR + 6.00% (2.00% floor)	9.70%	8/1/2030	-	(23)	(5)	0.0%
Aspire General Holding Company LLC - Revoling Credit Line (6)	Insurance	SOFR + 6.00% (2.00% floor)	9.70%	8/1/2030	-	(6)	(1)	0.0%
Aspire General Holding Company LLC - Term Loan	Insurance	SOFR + 6.00% (2.00% floor)	9.70%	8/1/2030	18,066	17,902	18,030	3.9%
Batteries Plus Holding Corporation - Revolving Credit Line (6)(8)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	10.52%	6/27/2028	12	12	12	0.0%
Batteries Plus Holding Corporation - Term Loan (7)(8)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	10.52%	6/27/2028	470	467	470	0.1%
BHP Management Holdings, LLC - Delayed Draw Term Loan (7)(8)	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.35%	10/27/2028	718	715	711	0.2%
BHP Management Holdings, LLC - Term Loan (7)(8)	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.35%	10/27/2028	1,243	1,238	1,232	0.3%
Billhighway, LLC - Delayed Draw Term Loan (8)	Software & Services	SOFR + 5.25% (1.00% floor)	8.92%	2/8/2029	60	60	60	0.0%
Billhighway, LLC - Revolving Credit Line (6)(8)	Software & Services	SOFR + 5.25% (1.00% floor)	8.92%	2/8/2029	-	(1)	-	0.0%
Billhighway, LLC - Term Loan (8)	Software & Services	SOFR + 5.25% (1.00% floor)	8.92%	2/8/2029	958	949	957	0.2%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
Bishop Street Underwriters LLC - Delayed Draw Term Loan	Financial Services	SOFR + 5.25% (1.00% floor)	8.92%	7/31/2031	$6,829	$6,767	$6,788	1.5%
Bishop Street Underwriters LLC - Term Loan	Financial Services	SOFR + 5.25% (1.00% floor)	8.92%	7/31/2031	10,217	10,122	10,156	2.2%
Brown & Root Industrial Services, LLC - Revolving Credit Line (6)	Commercial & Professional Services	SOFR + 5.00% (1.00% floor)	8.67%	10/3/2030	1,644	1,586	1,580	0.3%
Brown & Root Industrial Services, LLC - Term Loan	Commercial & Professional Services	SOFR + 5.00% (1.00% floor)	8.70%	10/3/2030	18,723	18,466	18,442	3.9%
Calidris Investment Partners Holdings Ltd - Term Loan (9)(23)	Insurance	SOFR + 7.50%	11.20%	12/31/2030	8,251	8,129	8,146	1.7%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan A (7)(8)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.60%	1/31/2029	483	477	483	0.1%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan B (7)(8)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.60%	1/31/2029	473	468	473	0.1%
Cardiology Management Holdings, LLC - Term Loan (7)(8)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.60%	1/31/2029	685	676	685	0.1%
CheckedUp, Inc - Delayed Draw Term Loan (7)(8)	Media & Entertainment	SOFR + 5.00% (1.00% floor)	8.77%	10/20/2027	242	241	242	0.1%
CheckedUp, Inc - Revolving Credit Line (6)(8)	Media & Entertainment	SOFR + 5.00% (1.00% floor)	8.77%	10/20/2027	110	110	110	0.0%
CheckedUp, Inc - Term Loan (7)(8)	Media & Entertainment	SOFR + 5.00% (1.00% floor)	8.77%	10/20/2027	864	862	864	0.2%
Complete Paper Inc. - Term Loan	Materials	SOFR + 5.00% (0.75% floor)	8.67%	2/4/2031	19,800	19,553	18,473	4.0%
Compu-Link Corporation - Revolving Credit Line (6)	Financial Services	SOFR + 6.00% (1.00% floor)	9.68%	4/4/2030	-	(19)	(24)	0.0%
Cooper's Hawk Intermediate Holding,LLC - Delayed Draw Term Loan (6)	Consumer Services	SOFR + 5.50% (0.75% floor)	9.17%	7/29/2031	-	(12)	(31)	0.0%
Cooper's Hawk Intermediate Holding,LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.50% (0.75% floor)	9.17%	7/29/2031	-	(25)	(31)	0.0%
Cooper's Hawk Intermediate Holding,LLC - Term Loan	Consumer Services	SOFR + 5.50% (0.75% floor)	9.17%	7/29/2031	21,263	20,979	20,901	4.5%
CRA Funding 1, LLC - Term Loan	Financial Services	SOFR + 4.75% (2.00% floor)	8.42%	3/16/2029	26,952	26,744	26,917	5.8%
CrossLink Professional Tax Solutions, LLC - Revolving Credit Line (6)	Software & Services	SOFR + 5.25% (1.00% floor)	8.95%	6/30/2028	-	(10)	(8)	0.0%
CrossLink Professional Tax Solutions, LLC - Term Loan	Software & Services	SOFR + 5.25% (1.00% floor)	8.95%	6/30/2028	9,020	8,949	8,966	1.9%
D4C Dental Brands, Inc. - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 4.50% (3.00% floor)	8.21%	11/27/2029	713	699	711	0.2%
D4C Dental Brands, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 4.50% (3.00% floor)	8.23%	11/27/2029	19,681	19,531	19,662	4.2%
Diesco Industries Ltd. - Term Loan (9)(19)	Food, Beverage & Tobacco	SOFR + 6.50% (2.00% floor)	10.20%	12/31/2029	25,334	25,046	24,878	5.3%
Diesco Industries Ltd. - Term Loan B (9)(19)	Food, Beverage & Tobacco	SOFR + 6.50% (2.00% floor)	10.20%	12/31/2029	1,378	1,360	1,353	0.3%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
Discovery SL Management, LLC - Delayed Draw Term Loan A (7)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.42%	3/18/2030	$354	$352	$354	0.1%
Discovery SL Management, LLC - Delayed Draw Term Loan B (6)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.42%	3/18/2030	1,162	1,155	1,162	0.2%
Discovery SL Management, LLC - Delayed Draw Term Loan C (6)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.42%	3/18/2030	-	(14)	-	0.0%
Discovery SL Management, LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.42%	3/18/2030	-	(6)	-	0.0%
Discovery SL Management, LLC - Term Loan (7)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.42%	3/18/2030	2,115	2,097	2,115	0.5%
DMA Holding Company - Revolving Credit Line	Software & Services	SOFR + 7.00% (1.00% floor)	10.77%	7/19/2028	115	113	110	0.0%
DMA Holding Company - Term Loan	Software & Services	SOFR + 7.00% (1.00% floor)	10.77%	7/19/2028	1,039	1,025	992	0.2%
Drive Assurance Corporation - Term Loan (7)(9)	Insurance	SOFR + 7.00% (2.00% floor)	10.67%	7/10/2030	3,645	3,618	3,645	0.8%
eHealthInsurance Services, Inc. - Revolving Credit Line	Insurance	SOFR + 6.50% (2.00% floor)	10.17%	12/29/2028	13,148	12,967	12,938	2.8%
Ensemble Music Schools LLC - Delayed Draw Term Loan B	Consumer Services	SOFR + 5.50% (1.00% floor)	9.17%	3/28/2030	4,209	4,154	4,180	0.9%
Ensemble Music Schools LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.17%	3/28/2030	-	(17)	(10)	0.0%
Ensemble Music Schools LLC - Term Loan	Consumer Services	SOFR + 5.50% (1.00% floor)	9.17%	3/28/2030	9,066	8,953	9,003	1.9%
FloWorks International, LLC - Delayed Draw Term Loan	Capital Goods	SOFR + 4.75% (0.75% floor)	8.42%	11/26/2031	2,409	2,399	2,380	0.5%
FloWorks International, LLC - Term Loan	Capital Goods	SOFR + 4.75% (0.75% floor)	8.42%	11/26/2031	19,080	18,922	18,851	4.0%
Fullsteam Operations LLC - Delayed Draw Term Loan (6)	Software & Services	SOFR + 5.25% (0.75% floor)	8.89%	8/8/2031	-	(26)	(190)	0.0%
Fullsteam Operations LLC - Revolving Credit Line (6)	Software & Services	SOFR + 5.25% (0.75% floor)	8.89%	8/8/2031	-	(17)	(63)	0.0%
Fullsteam Operations LLC - Term Loan	Software & Services	SOFR + 5.25% (0.75% floor)	8.89%	8/8/2031	17,308	17,149	16,737	3.6%
HAH Group Holding Company, LLC - Term Loan (10)	Health Care Equipment & Services	SOFR + 5.00%	8.67%	9/24/2031	9,875	9,752	8,487	1.8%
Handgards, LLC - Term Loan	Materials	SOFR + 4.75% (1.00% floor)	8.42%	4/10/2031	21,465	21,374	21,465	4.6%
Hasa Acquisition, LLC - Delayed Draw Term Loan (6)(8)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.17%	1/10/2029	12	10	11	0.0%
Hasa Acquisition, LLC - Revolving Credit Line (6)(8)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.16%	1/10/2029	103	101	102	0.0%
Hasa Acquisition, LLC - Term Loan (7)(8)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.16%	1/10/2029	1,382	1,364	1,377	0.3%
Heathos LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.42%	9/19/2031	-	(10)	(13)	0.0%
Heathos LLC - Term Loan	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.42%	9/19/2031	12,128	11,962	11,910	2.5%
Hornblower Sub LLC - Revolving Credit Line (6)	Transportation	SOFR + 5.50% (1.00% floor)	9.18%	7/3/2029	455	452	431	0.1%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
Hornblower Sub LLC - Term Loan (7)	Transportation	SOFR + 5.50% (1.00% floor) + 1.50% PIK	9.15%	7/3/2029	$2,874	$2,854	$2,725	0.6%
Integrity Marketing Acquisition, LLC - Delayed Draw Term Loan (6)	Financial Services	SOFR + 5.00% (0.75% floor)	8.67%	8/25/2028	-	(3)	-	0.0%
Integrity Marketing Acquisition, LLC - Revolving Credit Line (6)	Financial Services	SOFR + 5.00% (0.75% floor)	8.67%	8/25/2028	-	(1)	-	0.0%
Integrity Marketing Acquisition, LLC - Term Loan	Financial Services	SOFR + 5.00% (0.75% floor)	8.67%	8/25/2028	17,936	17,928	17,936	3.8%
Juvare, LLC - Delayed Draw Term Loan (6)	Software & Services	SOFR + 5.25% (0.50% floor)	8.91%	5/1/2031	-	-	(16)	0.0%
Juvare, LLC - Revolving Credit Line (6)	Software & Services	SOFR + 5.25% (0.50% floor)	8.91%	5/1/2031	501	494	474	0.1%
Juvare, LLC - Term Loan	Software & Services	SOFR + 5.25% (0.50% floor)	8.91%	5/1/2031	11,850	11,796	11,672	2.5%
KCK Ltd - Revolving Credit Line (9)(20)	Financial Services	SOFR + 5.55%	9.25%	9/27/2027	7,026	7,009	7,026	1.5%
KCK Ltd - Term Loan (9)(20)	Financial Services	SOFR + 5.55%	9.25%	9/27/2027	12,495	12,465	12,495	2.7%
KCK Ltd - Term Loan B (9)(20)	Financial Services	SOFR + 5.55%	9.25%	9/27/2027	1,608	1,608	1,608	0.3%
KCK Ltd - Term Loan C (9)(20)	Financial Services	SOFR + 5.55%	9.25%	9/27/2027	26	26	26	0.0%
Kemper Sports Management, LLC - Delayed Draw Term Loan (7)(8)	Consumer Services	SOFR + 4.50% (0.75% floor)	8.17%	10/11/2029	440	438	439	0.1%
Kemper Sports Management, LLC - Revolving Credit Line (6)(8)	Consumer Services	SOFR + 4.50% (0.75% floor)	8.17%	10/11/2029	-	(1)	1	0.0%
Kemper Sports Management, LLC - Term Loan (7)(8)	Consumer Services	SOFR + 4.50% (0.75% floor)	8.17%	10/11/2029	1,813	1,804	1,808	0.4%
Learn-it Systems, LLC - Delayed Draw Term Loan A (6)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.89%	7/10/2031	305	279	305	0.1%
Learn-it Systems, LLC - Delayed Draw Term Loan B (6)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.89%	7/10/2031	-	-	-	0.0%
Learn-it Systems, LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.89%	7/10/2031	-	(24)	-	0.0%
Learn-it Systems, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.89%	7/10/2031	13,761	13,567	13,761	2.9%
Lindstrom, LLC - Revolving Credit Line (6)(8)	Capital Goods	SOFR + 5.50% (0.75% floor)	9.24%	12/30/2032	360	332	321	0.1%
Lindstrom, LLC - Term Loan (8)	Capital Goods	SOFR + 5.50% (0.75% floor)	9.24%	12/30/2032	13,071	12,884	12,809	2.7%
Military Retail Solutions, LLC - Delayed Draw Term Loan (6)(8)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	8.92%	6/28/2029	-	(10)	-	0.0%
Military Retail Solutions, LLC - Revolving Credit Line (6)(8)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	8.92%	6/28/2029	404	394	404	0.1%
Military Retail Solutions, LLC - Term Loan (8)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	8.92%	6/28/2029	12,422	12,247	12,422	2.7%
National Debt Relief, LLC - Delayed Draw Term Loan (7)(8)	Financial Services	SOFR + 6.50% (2.50% floor)	10.28%	2/7/2028	598	596	598	0.1%
National Debt Relief, LLC - Revolving Credit Line (8)	Financial Services	SOFR + 6.50% (2.50% floor)	10.28%	2/7/2028	120	119	120	0.0%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
National Debt Relief, LLC - Term Loan (7)(8)	Financial Services	SOFR + 6.50% (2.50% floor)	10.28%	2/7/2028	$718	$716	$718	0.2%
Nuclear Care Partners Holdings, Inc. - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 4.25% (1.00% floor)	7.92%	10/1/2030	-	(18)	-	0.0%
Nuclear Care Partners Holdings, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 4.25% (1.00% floor)	7.92%	10/1/2030	6,541	6,464	6,541	1.4%
Obra CICS Finance, LLC - Term Loan (9)	Insurance	SOFR + 4.75% (3.00% floor)	8.42%	12/31/2030	23,571	23,497	23,570	5.0%
OEP Wheeler Buyer, LLC - Revolving Credit Line (6)	Capital Goods	SOFR + 5.25% (1.00% floor)	8.92%	4/1/2030	-	(38)	(82)	0.0%
OEP Wheeler Buyer, LLC - Term Loan	Capital Goods	SOFR + 5.25% (1.00% floor)	8.92%	4/1/2030	9,406	9,286	9,161	2.0%
OL Texas Restaurants, LLC - Revolving Credit Line (6)(8)	Consumer Services	SOFR + 5.00% (1.00% floor)	8.93%	8/29/2029	163	162	146	0.0%
OL Texas Restaurants, LLC - Term Loan (7)	Consumer Services	SOFR + 5.00% (1.00% floor)	8.93%	8/29/2029	1,435	1,430	1,330	0.3%
OpCo Borrower, LLC - Term Loan B	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	9.66%	4/26/2029	10,041	9,923	10,041	2.1%
Palmetto Longevity Fund, LLC - Delayed Draw Term Loan (6)	Insurance	SOFR + 6.50% (1.50% floor)	10.17%	4/11/2030	2,061	2,032	2,056	0.4%
Palmetto Longevity Fund, LLC - Revolving Credit Line (6)	Insurance	SOFR + 6.50% (1.50% floor)	10.17%	4/11/2030	1,102	1,053	1,093	0.2%
Palmetto Longevity Fund, LLC - Term Loan	Insurance	SOFR + 6.50% (1.50% floor)	10.17%	4/11/2030	13,583	13,421	13,556	2.9%
Pansophic Learning US, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	9.42%	5/15/2029	1,474	1,451	1,475	0.3%
Pansophic Learning US, LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.42%	5/15/2029	-	(14)	-	0.0%
Pansophic Learning US, LLC - Term Loan (7)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.42%	5/15/2029	11,786	11,603	11,786	2.5%
Pediatric Home Respiratory Services, LLC - Delayed Draw Term Loan (6)	Health Care Equipment & Services	SOFR + 5.50% (0.75% floor)	9.19%	12/23/2030	-	(4)	(10)	0.0%
Pediatric Home Respiratory Services, LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 5.50% (0.75% floor)	9.19%	12/23/2030	213	209	208	0.0%
Pediatric Home Respiratory Services, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.50% (0.75% floor)	9.10%	12/23/2030	9,696	9,659	9,647	2.1%
Pediatric Home Respiratory Services, LLC - Term Loan B (8)	Health Care Equipment & Services	SOFR + 5.50% (0.75% floor)	9.10%	12/23/2030	988	984	983	0.2%
Peer Advisors LLC - Term Loan	Financial Services	SOFR + 6.00% (1.00% floor)	9.68%	4/4/2030	20,507	20,245	20,199	4.3%
Periscope Cybermaxx Buyer, Inc - Delayed Draw Term Loan (6)(14)	Software & Services	SOFR + 5.50% (1.00% floor)	9.17%	11/5/2029	278	265	230	0.0%
Periscope Cybermaxx Buyer, Inc - Revolving Credit Line (6)(14)	Software & Services	SOFR + 5.50% (1.00% floor)	9.17%	11/5/2029	413	405	397	0.1%
Periscope Cybermaxx Buyer, Inc - Term Loan (14)	Software & Services	SOFR + 5.50% (1.00% floor)	9.17%	11/5/2029	7,565	7,481	7,391	1.6%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
Petvet Care Centers, LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 6.00% (0.75% floor)	9.67%	11/15/2030	$354	$331	$145	0.0%
Petvet Care Centers, LLC - Term Loan	Health Care Equipment & Services	SOFR + 6.00% (0.75% floor)	9.67%	11/15/2030	13,254	13,062	11,690	2.5%
PF Carrus Careers, LLC - Revolving Credit Line (6)(8)	Consumer Services	SOFR + 4.75% (3.00% floor)	8.45%	11/13/2031	357	349	354	0.1%
PF Carrus Careers, LLC - Term Loan A (8)	Consumer Services	SOFR + 4.75% (3.00% floor)	8.45%	11/13/2031	3,621	3,587	3,610	0.8%
PF Carrus Careers, LLC - Term Loan B (8)	Consumer Services	SOFR + 8.93% (3.00% floor)	12.63%	11/13/2031	1,657	1,606	1,631	0.3%
Project Pathfinder Borrower, LLC - Revolving Credit Line (6)	Software & Services	SOFR + 2.37% (0.75% floor)	8.68%	1/22/2032	-	(16)	(20)	0.0%
Project Pathfinder Borrower, LLC - Term Loan	Software & Services	SOFR + 2.37% (0.75% floor) + 2.67% PIK	8.68%	1/22/2032	20,077	19,910	19,876	4.3%
Project Pathfinder Borrower, LLC - Term Loan B	Software & Services	SOFR + 2.37% (0.75% floor) + 2.67% PIK	8.68%	1/22/2032	1,503	1,490	1,488	0.3%
PURIS, LLC - Term Loan	Commercial & Professional Services	SOFR + 5.75% (1.00% floor)	9.45%	6/27/2031	19,789	19,986	19,611	4.2%
Rails International, LLC - Revolving Credit Line (6)	Consumer Discretionary Distribution & Retail	SOFR + 6.25% (2.00% floor)	9.92%	12/20/2029	-	(35)	(40)	0.0%
Rails International, LLC - Term Loan	Consumer Discretionary Distribution & Retail	SOFR + 6.25% (2.00% floor)	9.92%	12/20/2029	13,039	12,836	12,817	2.7%
Restaurant Holding Company, LLC - Term Loan (7)(8)(21)	Consumer Services	SOFR + 6.25% (1.00% floor)	10.03%	2/25/2028	1,965	1,961	1,965	0.4%
Rialto Management Group, LLC - Revolving Credit Line (6)	Financial Services	SOFR + 4.75% (0.75% floor)	8.42%	12/5/2030	-	(9)	(6)	0.0%
Rialto Management Group, LLC - Term Loan	Financial Services	SOFR + 4.75% (0.75% floor)	8.42%	12/5/2030	17,867	17,722	17,759	3.8%
Rialto Management Group, LLC - Term Loan B	Financial Services	SOFR + 4.75% (0.75% floor)	8.42%	12/5/2030	4,000	3,982	3,976	0.9%
Salisbury House, LLC - Delayed Draw Term Loan (6)	Consumer Services	SOFR + 4.75% (0.75% floor)	8.48%	8/18/2032	-	(11)	-	0.0%
Salisbury House, LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 4.75% (0.75% floor)	8.48%	8/18/2032	-	(14)	-	0.0%
Salisbury House, LLC - Term Loan	Consumer Services	SOFR + 4.75% (0.75% floor)	8.48%	8/18/2032	11,762	11,654	11,762	2.5%
Salt US Holdco, LLC - Delayed Draw Term Loan (6)	Transportation	SOFR + 5.73% (1.00% floor)	9.43%	7/31/2029	569	564	569	0.1%
Salt US Holdco, LLC - Delayed Draw Term Loan B (6)	Transportation	SOFR + 5.00% (1.00% floor)	9.43%	7/31/2029	-	(13)	-	0.0%
Salt US Holdco, LLC - Term Loan (7)	Transportation	SOFR + 5.73% (1.00% floor)	9.43%	7/31/2029	1,974	1,960	1,974	0.4%
Sarasota US Intermediate, Inc. - Term Loan	Consumer Services	SOFR + 4.75% (1.00% floor)	8.45%	12/15/2031	12,198	12,051	12,100	2.6%
Seatex Merger Sub, LLC - Delayed Draw Term Loan	Materials	SOFR + 5.75% (1.00% floor)	9.42%	10/22/2029	2,845	2,810	2,817	0.6%
Seatex Merger Sub, LLC - Revolving Credit Line	Materials	SOFR + 5.75% (1.00% floor)	9.42%	10/22/2029	1,426	1,411	1,412	0.3%
Seatex Merger Sub, LLC - Term Loan	Materials	SOFR + 5.75% (1.00% floor)	9.42%	10/22/2029	7,746	7,660	7,669	1.6%
Select Rehabilitation, LLC - Term Loan A	Health Care Equipment & Services	SOFR + 5.00% (5.00% floor)	10.00%	12/29/2028	617	617	617	0.1%
Select Rehabilitation, LLC - Term Loan B (11)	Health Care Equipment & Services	FIXED 7.50% PIK	7.50%	12/29/2028	1,309	620	301	0.1%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.90%	3/20/2030	$1,508	$1,485	$1,508	0.3%
Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Loan B (6)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.90%	3/20/2030	-	(27)	-	0.0%
Senior Support Holdings (Franchise) Acquisition, Inc. - Term Loan (7)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.90%	3/20/2030	3,475	3,426	3,475	0.7%
Senior Support Holdings (Franchise) Acquisition, Inc. - Term Loan B	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.90%	3/20/2030	8,868	8,776	8,868	1.9%
SitusAMC Holdings Corporation - Term Loan	Financial Services	SOFR + 5.50% (0.75% floor)	9.20%	5/14/2031	21,574	21,474	21,444	4.6%
SL Buyer Corp. - Delayed Draw Term Loan (6)	Software & Services	SOFR + 7.25% (1.00% floor)	10.92%	4/16/2030	578	558	466	0.1%
SL Buyer Corp. - Revolving Credit Line (6)	Software & Services	SOFR + 7.25% (1.00% floor)	10.92%	4/16/2030	-	(8)	(22)	0.0%
SL Buyer Corp. - Term Loan	Software & Services	SOFR + 7.50% (1.00% floor)	11.17%	4/16/2030	17,807	17,615	17,291	3.7%
Solidcore Topco, LLC - Delayed Draw Term Loan (6)	Consumer Services	SOFR + 5.75% (1.50% floor)	9.41%	11/4/2030	-	(25)	-	0.0%
Solidcore Topco, LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.75% (1.50% floor)	9.41%	11/4/2030	389	364	389	0.1%
Solidcore Topco, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.50% floor)	9.41%	11/4/2030	16,057	15,801	16,057	3.4%
Sparkle Holdco 2 Corp. - Revolving Credit Line (6)	Consumer Services	SOFR + 7.25% (1.00% floor)	10.93%	1/16/2031	-	(17)	(17)	0.0%
Sparkle Holdco 2 Corp. - Term Loan	Consumer Services	SOFR + 7.25% (1.00% floor)	10.93%	1/16/2031	4,503	4,375	4,373	0.9%
Sparta Capital Management, LLC - Term Loan	Financial Services	SOFR + 5.25% (1.50% floor)	8.92%	8/17/2029	6,182	6,129	6,133	1.3%
Sparta Capital Management, LLC - Delayed Draw Term Loan (6)	Financial Services	SOFR + 5.25% (1.50% floor)	8.92%	8/17/2029	2,705	2,659	2,661	0.6%
Spartan CP, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	9.42%	6/28/2029	2,042	2,018	2,032	0.4%
Spartan CP, LLC - Delayed Draw Term Loan B (6)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.42%	6/28/2029	2,685	2,629	2,665	0.6%
Spartan CP, LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.42%	6/28/2029	248	240	246	0.1%
Spartan CP, LLC - Term Loan (7)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.42%	6/28/2029	4,474	4,411	4,453	1.0%
Spartan CP, LLC - Term Loan B	Consumer Services	SOFR + 5.75% (1.00% floor)	9.42%	6/28/2029	3,969	3,905	3,949	0.8%
Sportime Clubs, LLC - Delayed Draw Term Loan A (6)	Consumer Services	FIXED 12.25%	12.25%	10/17/2029	97	44	89	0.0%
Sportime Clubs, LLC - Delayed Draw Term Loan B (6)	Consumer Services	FIXED 18.00%	18.00%	10/17/2029	427	427	403	0.1%
Sportime Clubs, LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 6.50% (1.00% floor)	10.17%	10/17/2029	-	(4)	(1)	0.0%
Sportime Clubs, LLC - Term Loan A	Consumer Services	SOFR + 6.50% (1.00% floor)	10.17%	10/17/2029	6,759	6,657	6,746	1.4%
Sportime Clubs, LLC - Term Loan B	Consumer Services	FIXED 18.00%	18.00%	10/17/2029	1,443	1,409	1,424	0.3%
Sylmar Group Holdco LLC - Delayed Draw Term Loan (6)(8)	Utilities	SOFR + 5.25% (1.00% floor)	8.92%	11/24/2031	-	(20)	(25)	0.0%
Sylmar Group Holdco LLC - Revolving Credit Line (6)(8)	Utilities	SOFR + 5.25% (1.00% floor)	8.92%	11/24/2031	623	609	614	0.1%
Sylmar Group Holdco LLC - Term Loan (8)	Utilities	SOFR + 5.25% (1.00% floor)	8.92%	11/24/2031	7,791	7,717	7,744	1.7%
The Mutual Group LLC - Revolving Credit Line (6)	Insurance	SOFR + 5.75% (1.00% floor)	9.42%	1/31/2030	-	(8)	-	0.0%
The Mutual Group LLC - Term Loan	Insurance	SOFR + 5.75% (1.00% floor)	9.42%	1/31/2030	9,311	9,204	9,311	2.0%
Total Fleet Buyer, LLC - Revolving Credit Line (6)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.13%	7/15/2030	-	(14)	-	0.0%
Total Fleet Buyer, LLC - Term Loan (7)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.13%	7/15/2030	5,592	5,517	5,592	1.2%
Total Fleet Buyer, LLC - Term Loan B	Capital Goods	SOFR + 4.50% (1.00% floor)	8.13%	7/15/2030	1,548	1,525	1,548	0.3%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments (5)
First Lien Senior Secured
U.S. Anesthesia Partners, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 7.50% (0.50% floor)	11.28%	10/1/2029	$9,926	$9,059	$9,618	2.1%
Univista Intermediate Holdco LLC - Term Loan A	Insurance	SOFR + 3.85% (1.50% floor)	7.52%	1/10/2031	4,695	4,667	4,592	1.0%
Univista Intermediate Holdco LLC - Term Loan B	Insurance	SOFR + 5.25% (1.50% floor)	8.92%	1/10/2031	7,837	7,758	7,578	1.6%
XDimensional Technologies, Inc. - Delayed Draw Term Loan (8)	Software & Services	SOFR + 7.50% (2.00% floor)	11.27%	6/13/2028	12	12	12	0.0%
XDimensional Technologies, Inc. - Revolving Credit Line (6)(8)	Software & Services	SOFR + 7.50% (2.00% floor)	11.27%	6/13/2028	-	-	(2)	0.0%
XDimensional Technologies, Inc. - Term Loan (8)	Software & Services	SOFR + 7.50% (2.00% floor)	11.27%	6/13/2028	885	881	862	0.2%
Total First Lien Senior Secured					877,318	866,376	863,375	184.5%

Second Lien Senior Secured
GRAM ABF Vision Holdings, L.P. - Promissory Note	Insurance	FIXED 15.00%	15.00%	1/10/2031	$774	$754	$674	0.1%
Mitchell International, Inc. - Term Loan (10)	Software & Services	SOFR + 5.25% (0.50% floor)	8.92%	6/17/2032	4,080	4,006	3,708	0.8%
Total Second Lien Senior Secured					4,854	4,760	4,382	0.9%
Total Debt Investments					$882,172	$871,136	$867,757	185.4%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate	Acquisition Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Equity Investments
Private Companies
Allied OMS Intermediate Company, LLC - Preferred Units	Health Care Equipment & Services	NA	NA	6/9/2025	12,148	$650	$768	0.2%
Amplify FG Holdco, L.P. - Class A Units (12)(13)	Commercial & Professional Services	NA	NA	10/18/2024	384	385	442	0.1%
Calidris Investment Partners Holdings Ltd - Preferred Equity (9)(23)	Insurance	NA	NA	12/31/2025	275,806	5,400	5,610	1.2%
CyberMaxx Holdings, LLC - Class A Common Units (14)	Software & Services	NA	NA	11/4/2024	90,374	-	-	0.0%
CyberMaxx Holdings, LLC - Class A-1 Preferred Units (14)	Software & Services	FIXED 8.00%	8.00% PIK	11/4/2024	344	383	237	0.1%
Ensemble Performing Arts Partners LLC - Series E Preferred Units	Consumer Services	NA	NA	3/28/2025	6,110	703	703	0.2%
iCreditWorks Inc. - Series D Preferred Stock	Financial Services	FIXED 10.00% + 7.50% PIK	17.50%	12/27/2024	28,542	5,391	5,370	1.1%
ORECV, LLC - Membership Interest (6)(9)(22)	Real Estate Management & Development	NA	NA	8/8/2025	NA	1,941	1,963	0.4%
Senior Support Holdings, LP - Class A-1 Units (12)(15)	Health Care Equipment & Services	NA	NA	3/20/2024	371	371	452	0.1%
Senior Support Holdings, LP - Class B Units (12)(15)	Health Care Equipment & Services	NA	NA	3/20/2024	371	-	117	0.0%
Sparkle Aggregator, LP - Common Units	Consumer Services	NA	NA	1/16/2026	115	-	462	0.1%
Sparkle Aggregator, LP - Preferred Units	Consumer Services	NA	NA	1/16/2026	4,167	4,167	3,675	0.8%
Total Private Companies						19,391	19,799	4.3%
Total Equity Investments						$19,391	$19,799	4.3%

Warrants
GRAM ABF Vision Holdings, L.P. (16)	Insurance	NA	NA	1/10/2025	47	$-	$51	0.0%
iCreditWorks Inc. (16)	Financial Services	NA	NA	12/27/2024	11,372	-	-	0.0%
Total Warrants						-	51	0.0%
Total Investments						$890,527	$887,607	189.7%

Cash Equivalents
First American Government Obligations Fund - X Class (10)(17)	Cash Equivalents	NA	5.05%	NA	$6,567	$6,567	$6,567	1.4%
Cash Equivalents Total						$6,567	$6,567	1.4%
Investments and Cash Equivalents Total						$897,094	$894,174	191.1%
Other Assets, Less Liabilities (18)							$(426,890)	(91.1)%
Net Assets							$467,284	100.0%
(1)
Unless otherwise noted, the fair value of investments with respect to securities for which market quotations are not readily available are valued using significant unobservable inputs (See Note 3—Fair Value of Financial Instruments).
(2)
All investments domiciled in the United States unless otherwise noted.

(3)
The Fund updated certain descriptions of its portfolio companies presented in the consolidated financial statements as of March 31, 2026 to align with the legal issuer name, where applicable. These updates had no impact on the Consolidated Statements of Assets and Liabilities as of March 31, 2026.
(4)
Percentages are based on net assets as of March 31, 2026.
(5)
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, semiannually, or annually. For each, the Fund has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of March 31, 2026, the reference rates for the Fund's variable rate loans were the 1 month SOFR at 3.66%, the 3 month SOFR at 3.68%, and the 6 month SOFR at 3.70%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
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
(7)
Investment held in Comvest Senior Lending Fund LL1 SPV, LLC, a wholly-owned subsidiary of the Fund, as collateral for the Secured Loan Facility. Please refer to Note 7—Borrowings.
(8)
Positions that have a SOFR reference rate, from time to time have an additional spread adjustment. This spread adjustment ranges from 0.00% - 0.37% depending on the contractual arrangement. These spread adjustments have been included in the all-in rate shown.
(9)
The investment is not a qualifying asset, under Section 55(a) of the Investment Company Act of 1940. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of March 31, 2026, 9.92% of the Fund's total assets are represented by investments at fair value that are considered non-qualifying assets.
(10)
Security's value was determined by using significant observable inputs.
(11)
Investment is on non-accrual status.
(12)
Investment is held by Comvest Senior Lending Blocker MF SPV, LLC, a wholly-owned subsidiary of the Fund.
(13)
This security is restricted and not available for resale. On October 18, 2023, the Fund purchased Armanino Advisory LLC – Delayed Draw Term Loan, Armanino Advisory LLC – Revolving Credit Line and Armanino Advisory LLC – Term Loan. These investments are offered by the same issuer and are not restricted to resale.
(14)
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
(17)
A copy of the security's annual report to shareholders may be obtained without charge on the SEC's website (http://www.sec.gov).
(18)
Included in the total is an amount of $6,722 held for collateral to meet requirements associated with the Secured Loan Facility. Please refer to Note 7—Borrowings.
(19)
Domiciled in the Dominican Republic.
(20)
Domiciled in Bermuda.
(21)
Domiciled in Puerto Rico.
(22)
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
(23)
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

PIK - Payment-in-kind

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2026

(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2026.

Industry	Investments and Cash Equivalents at Fair Value	Percentage of Fair Value
Financial Services	$161,900	18.1%
Consumer Services	150,793	16.9%
Health Care Equipment & Services	135,012	15.1%
Insurance	110,844	12.4%
Software & Services	91,605	10.3%
Commercial & Professional Services	54,884	6.2%
Capital Goods	52,070	5.8%
Materials	51,836	5.8%
Food, Beverage & Tobacco	26,231	3.0%
Consumer Staples Distribution & Retail	12,826	1.4%
Consumer Discretionary Distribution & Retail	12,777	1.4%
Telecommunication Services	9,136	1.0%
Utilities	8,333	0.9%
Cash Equivalents	6,567	0.7%
Transportation	5,699	0.6%
Real Estate Management & Development	1,963	0.2%
Media & Entertainment	1,216	0.1%
Technology Hardware & Equipment	482	0.1%
	$894,174	100.0%

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
(7)
Investment held in Comvest Senior Lending Fund LL1 SPV, LLC, a wholly-owned subsidiary of the Fund, as collateral for the Secured Loan Facility. Please refer to Note 7—Borrowings.
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

March 31, 2026

(Unaudited)

Note 1—Organization and Business Purpose

Organization

John Hancock Comvest Private Income Fund (the "Fund") is a Delaware statutory trust. The Fund was formed under the name Comvest Credit Partners BDC Fund, L.P. as a limited partnership on June 28, 2023, under the laws of the state of Delaware. The Fund changed its name to AMG Comvest Senior Lending Fund on October 23, 2023 and elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act") on October 24, 2023. On November 3, 2025, Manulife Financial Corporation (“Manulife”) acquired 75% of Comvest’s (as defined below) private credit business (the “Manulife Transaction”). In connection with the closing of the Manulife Transaction, the Fund changed its name to John Hancock Comvest Private Income Fund. The Fund is a diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

The Fund is managed by Comvest Credit Managers, LLC (the "Investment Adviser"), a Delaware limited liability company. The Investment Adviser is an affiliate of Comvest Capital Advisors LLC, Comvest Credit Advisors LLC and Commonwealth Credit Advisors LLC (collectively with their affiliates, "Comvest"), and Manulife (collectively with Comvest, "Manulife | Comvest Credit Partners"). The Investment Adviser is registered as an investment adviser with the Securities and Exchange Commission ("SEC") under the Investment Advisers Act of 1940, as amended.

The Fund's seed inception date was September 29, 2023 ("Inception Date"), and the commencement of investment operations date was October 18, 2023.

On March 11, 2024, the Fund established Comvest Senior Lending Blocker MF SPV, LLC ("Subsidiary I"), a wholly-owned subsidiary and Delaware limited liability company to hold equity securities of portfolio companies organized as a pass-through entity while continuing to satisfy the requirements of a RIC under the Code. Subsidiary I has filed an election to be treated as a corporation for tax purposes.

On April 15, 2024, the Fund established Comvest Senior Lending Fund LL1 SPV, LLC ("Subsidiary II"), a wholly-owned financing subsidiary and Delaware limited liability company, for the purpose of holding pledged investments as collateral under a Secured Loan Facility, as defined in Note 7—Borrowings. Subsidiary II is a disregarded entity for tax purposes.

On May 30, 2024, the Fund established Comvest SLF California, LLC ("Subsidiary III", collectively with Subsidiary I and Subsidiary II, the "Subsidiaries"), a wholly-owned subsidiary and Delaware limited liability company, which has been established to acquire investments in the state of California, as required by California law. Subsidiary III is a disregarded entity for tax purposes.

On December 13, 2024, the Fund received a notice of effectiveness from the SEC related to the Fund’s Form N-2 Registration Statement, on the basis of which the Fund publicly offers on a continuous basis up to $2.0 billion of common shares of the Fund pursuant to the Securities Act of 1933, as amended (the "Securities Act") (the "Public Offering"). The Fund has established Class I shares, Class S shares, Class F shares, and Class D shares. Prior to December 13, 2024, the Fund offered its common shares pursuant to the terms set forth in the Fund’s Confidential Private Placement Memorandum and subscription agreements that it entered into with investors in connection with its private offering of common shares (the "Private Offering"). The common shares in the Private Offering were sold under the exemption provided by Section 4(a)(2) of the Securities Act, only to investors that are "accredited investors" in accordance with Rule 506 of Regulation D promulgated under the Securities Act, and other exemptions of similar import in the laws of the states and jurisdictions where the Private Offering was made. All common shares issued under the Private Offering are now classified as Class I shares.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The Fund’s consolidated interim financial statements include the accounts of the Subsidiaries and are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, the Fund’s consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. The consolidated interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Fund’s Form 10-K for the year ended December 31, 2025, as filed with the SEC. The Fund is an investment company and accordingly applies specific accounting and financial reporting requirements under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services – Investments Companies.

All intercompany balances and transactions between the Fund and the Subsidiaries have been eliminated.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net investment income, net assets, or changes in net assets. Reclassifications were made within the presentation of the Consolidated Statements of Cash Flows. Specifically, amortization of deferred financing costs has been separately disclosed under operating activities.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these consolidated financial statements. Actual results could differ from those estimates.

Valuation of Portfolio Investments

The Investment Adviser applies fair value accounting in accordance with GAAP and valuation policies and procedures (the "Valuation Policy") adopted by the Board of Trustees of the Fund (the “Board”). Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Fund’s Consolidated Statements of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Fund’s Consolidated Statements of Operations as "Net change in unrealized gains (losses) of investments".

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

Investment Classification

The Fund classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "control" is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, "Affiliated Investments" are defined as those investments in companies in which the Fund owns 5% or more of the voting securities. Consistent with the 1940 Act, "Non-affiliated Investments" are defined as investments that are neither control investments nor Affiliated Investments. As of March 31, 2026 and December 31, 2025, the Fund did not "control" and was not an "affiliated person" of any of its portfolio companies, each as defined in the 1940 Act, except as noted as of March 31, 2026 and December 31, 2025 in the consolidated schedules of investments.

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

The Fund considers all highly liquid investments that can be converted to cash, or having a maturity date, within three months, when acquired, to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Fund held cash equivalents in the form of money market fund shares held in First American Government Obligations Fund, X Class. The fair value of cash and cash equivalents as of March 31, 2026 and December 31, 2025, were $7,460 and $3,428, respectively, representing 1.6% and 0.7%, respectively, of the Fund’s net assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC Topic 820, Fair Value Measurements and Disclosure ("ASC 820"), as inputs in the valuation are observable.

Organizational Expenses and Offering Costs

The Fund bore the organizational expenses incurred in connection with its formation and will bear offering costs incurred in connection with the offering of its common shares of beneficial interest, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. Additionally, the Fund bore the organizational expenses and offering costs incurred in connection with the formation of Comvest Senior Lending Feeder Fund LLC ("Feeder Fund I") and Comvest Senior Lending Feeder Fund II LLC ("Feeder Fund II").

Organizational expenses are expensed as incurred, while offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of investment operations, or effectiveness of the Public Offering or when the service was rendered. As of March 31, 2026 and December 31, 2025, unamortized offering costs of $71 and $269, respectively, were deferred and are reflected in the Consolidated Statements of Assets and Liabilities as part of prepaid expenses and other assets. For the three months ended March 31, 2026 and 2025, the Fund expensed organizational and offering costs in the amount of $198 and $436, respectively.

Deferred Financing Costs

Financing costs incurred in connection with the Fund's credit facilities are capitalized and amortized into expenses using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 7—Borrowings.

Revenue Recognition

Interest Income

Interest income, including amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount ("OID") and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Fund may have loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when deemed by the issuer. For the three months ended March 31, 2026 and 2025, the Fund recognized PIK interest from investments of $733 and $199, respectively, which is included in "Payment-in-kind interest income" on the Consolidated Statements of Operations.

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

Fee Income

Fee income, such as structuring fees, loan monitoring, amendment, syndication, commitment, termination, and other loan fees are recognized as income when earned, either upon receipt or amortized into fee income. Upon the re-payment of a loan or debt security, any prepayment penalties received, and unamortized loan fees are recorded as fee income.

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

Subsidiary I filed an election with the Internal Revenue Service to be treated as a corporation for tax purposes and is subject to U.S. federal and state income taxes. The consolidated financial statements include the accounts of Subsidiary I, for which a provision for corporate income taxes has been recorded. Deferred income tax is generally computed by applying the federal statutory income tax rate of 21% and estimated applicable state tax statutory rates (net of federal tax benefit) to unrealized gains/(losses) on investments before taxes. As of March 31, 2026 and December 31, 2025, the deferred tax liability on the Statements of Assets and Liabilities were $95 and $88, respectively. For the three months ended March 31, 2026 and 2025, the net change in deferred tax liability on the Statements of Operations were $8 and $8, respectively. Additionally, the Fund has not paid taxes to any jurisdiction during the three months ended March 31, 2026 and 2025.

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

The following table presents fair value measurements of investments and cash equivalents, by major class, as of March 31, 2026, according to the fair value hierarchy.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$8,487	$854,888	$863,375
Second Lien Senior Secured	—	3,708	674	4,382
Equity	—	—	19,799	19,799
Warrants	—	—	51	51
Cash Equivalents	6,567	—	—	6,567
Total	$6,567	$12,195	$875,412	$894,174

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2026.

	First Lien Senior Secured	Second Lien Senior Secured	Equity	Warrants	Total Investments
Balance as of December 31, 2025	$890,459	$15,600	$15,856	$50	$921,965
Purchases and other adjustments to cost	20,805	28	4,357	—	25,190
Sales and repayments	(53,732)	(15,000)	(568)	—	(69,300)
Net realized gain/ (loss) on investments	(19)	68	—	—	49
Net change in unrealized gain/ (loss) on investments	(3,356)	(22)	154	1	(3,223)
Net accretion of discount on investments	731	—	—	—	731
Balance as of March 31, 2026	$854,888	$674	$19,799	$51	$875,412
Net change in unrealized appreciation (depreciation) on investments still held at March 31, 2026	$(2,402)	$2	$154	$—	$(2,246)

For the three months ended March 31, 2026, there were no transfers between levels of the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2025.

	First Lien Senior Secured	Second Lien Senior Secured	Equity	Warrants	Total Investments
Balance as of December 31, 2024	$393,203	$—	$6,065	$—	$399,268
Purchases and other adjustments to cost	142,665	10,520	110	—	153,295
Sales and repayments	(4,541)	—	—	—	(4,541)
Net change in unrealized gain/ (loss) on investments	995	(119)	(44)	72	904
Net accretion of discount on investments	409	—	—	—	409
Balance as of March 31, 2025	$532,731	$10,401	$6,131	$72	$549,335
Net change in unrealized appreciation (depreciation) on investments still held at March 31, 2025	1,000	(119)	(41)	72	912

For the three months ended March 31, 2025, there were no transfers between levels of the fair value hierarchy.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of March 31, 2026. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range						Impact to
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum		Maximum		Weighted Average (a)		Valuation from an Increase in Input (b)
First Lien Senior Secured	$853,970	Discounted Cash Flow	Discount Rate	4.9%		20.1%		9.1%		Decrease
First Lien Senior Secured	918	Market Comparables	EBITDA Multiple	7.3	x	8.8	x	8.0	x	Increase
Second Lien Senior Secured	674	Discounted Cash Flow	Discount Rate	19.5%		19.5%		19.5%		Decrease
Equity	12,943	Discounted Cash Flow	Discount Rate	11.0%		19.8%		17.4%		Decrease
Equity	6,619	Market Comparables	EBITDA Multiple	7.5	x	14.0	x	9.8	x	Increase
Equity	237	Market Comparables	Revenue Multiple	2.5	x	3.5	x	3.0	x	Increase
Warrant	51	Market Comparables	EBITDA Multiple	10.8	x	11.8	x	11.3	x	Increase
Total	$875,412
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

				Selected Input Range						Impact to
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum		Maximum		Weighted Average (a)		Valuation from an Increase in Input (b)
First Lien Senior Secured	$822,454	Discounted Cash Flow	Discount Rate	4.8%		20.6%		9.0%		Decrease
First Lien Senior Secured	66,701	Recent Transaction Price	Recent Transaction Price	N/A		N/A		N/A		Increase
First Lien Senior Secured	1,303	Market Comparables	EBITDA Multiple	6.8	x	8.3	x	7.5	x	Increase
Second Lien Senior Secured	15,600	Discounted Cash Flow	Discount Rate	11.1%		19.5%		11.8%		Decrease
Equity	7,756	Discounted Cash Flow	Discount Rate	11.0%		19.6%		17.5%		Decrease
Equity	5,400	Recent Transaction Price	Recent Transaction Price	N/A		N/A		N/A		Increase
Equity	2,388	Market Comparables	EBITDA Multiple	10.8	x	14.0	x	13.0	x	Increase
Equity	313	Market Comparables	Revenue Multiple	3.0	x	4.0	x	3.5	x	Increase
Warrant	50	Market Comparables	EBITDA Multiple	11.0	x	12.0	x	11.5	x	Increase
Total	$921,965
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

There were no significant changes in valuation approach or technique as of March 31, 2026 and December 31, 2025.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2026. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

As of March 31, 2026, the Fund had one portfolio investment on a non-accrual status. As of December 31, 2025, the Fund had one portfolio investment on a non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies for additional details regarding the Fund's non-accrual policy.

The following table shows the amortized cost and fair value of the Fund's performing and non-accrual investments as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
Portfolio Company	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Performing	$889,907	$887,306	$936,204	$937,047
Non-accrual	620	301	620	678
Total	$890,527	$887,607	$936,824	$937,725

For a discussion of the fair value measurement of the Fund's borrowings, refer to Note 7—Borrowings.

Note 4—Related Party Transactions

Investment Management Agreement

The Manulife Transaction resulted in the automatic termination of the Fund’s prior investment management agreement with the Investment Adviser (the “Prior Investment Management Agreement”) under the 1940 Act. Prior thereto, on August 27, 2025, the Board approved a new investment management agreement between the Fund and the Investment Adviser (the “Investment Management Agreement”), subject to shareholder approval. At a special meeting of shareholders on September 24, 2025, shareholders approved the Investment Management Agreement, which became effective upon the closing of the Manulife Transaction. All material terms remain unchanged from the Prior Investment Management Agreement to the Investment Management Agreement, including the management and incentive fees payable by the Fund. The Investment Management Agreement was most recently amended and restated as of February 19, 2026.

Management Fee

The Management Fee will be calculated and payable quarterly in arrears at an annual rate of 1.25% of net assets as of the beginning of the first calendar day of the applicable quarter. The Management Fee will be appropriately adjusted for any share issuances or repurchases during the applicable quarter.

For the three months ended March 31, 2026 and 2025, the Fund incurred $1,450.4 and $836.6, respectively, in Management Fees under the Investment Management Agreement. As of March 31, 2026 and December 31, 2025, the payable related to the Management Fees were $1,450 and $1,443, respectively.

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

For the three months ended March 31, 2026 and 2025, the Fund incurred $1,680.9 and $810.8, respectively, in Incentive Fees related to the Pre-Incentive Fee Net Investment Income Returns, and recognized a net reversal of previously accrued Incentive Fees of $107.4 and net accrued Incentive Fees of $113.0, respectively, related to the capital gains incentive fee, respectively. Any fees waived under the Investment Management Agreement are not subject to future reimbursement to the Investment Adviser pursuant to the Expense Limitation and Reimbursement Agreement (as defined below). As of March 31, 2026 and December 31, 2025, the payable related to the Pre-Incentive Fee Net Investment Income Returns were $1,679.4 and $1,332.7, respectively, and the payable related to Incentive Fees related to the capital gains incentive fee were $0.0 and $107.4, respectively.

Administration Agreement

The Fund entered into an administration agreement (the "Administration Agreement") with AMG Funds LLC, a Delaware limited liability company and wholly-owned subsidiary of Affiliated Managers Group, Inc. (the "Administrator"), under which the Administrator performs or oversees the performance of certain administrative services for the Fund. Effective December 13, 2024, the Fund pays the Administrator a fee (the "Administration Fee") at the rate of 0.25% per annum of the Fund’s net assets as of the beginning of the first calendar day of the applicable month, adjusted for any share issuances or repurchases during the applicable month. The Administration Fee was accrued monthly and payable quarterly in arrears.

For the three months ended March 31, 2026 and 2025, the Fund incurred $290.0 and $167.6, respectively, in administration fees under its the administration agreement with AMG. Any fees waived under the Administration Agreement are not subject to future reimbursement to the Administrator pursuant to the Expense Limitation and Reimbursement Agreement.

Managing Dealer Agreement

On November 6, 2025, the Fund entered into a managing dealer agreement with John Hancock Investment Management Distributors LLC (the “Managing Dealer” and the “Managing Dealer Agreement”). Under the Managing Dealer Agreement, the Managing Dealer manages the Fund's relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of shares, which the Fund refers to as "participating brokers," and financial advisors.

Under a Distribution and Servicing Plan, the Fund will pay the Managing Dealer, subject to FINRA and other limitations, with respect to the Class S, Class D and Class F shares, 0.85%, 0.25% and 0.50%, respectively, on an annualized basis as a percentage of the net asset value for such class. Class I shares are not subject to any shareholder servicing or distribution fees. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the net assets of the applicable class as of the beginning of the first calendar day of the month. No such fees have been incurred to date as there have been no subscriptions to these classes.

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

For the three months ended March 31, 2026 and 2025, the Fund was reimbursed $255 and $267, respectively, by the Investment Adviser and the Administrator. As of March 31, 2026 and December 31, 2025, the Fund owed the Investment Adviser $0 in recoupment, which is reflected in the Consolidated Statement of Assets and Liabilities under "Due to affiliates". As of March 31, 2026 and December 31, 2025, the Investment Adviser owed the Fund $1,140 and $1,437, respectively, in expense reimbursement, which is reflected in the Consolidated Statements of Assets and Liabilities under "Due from affiliates". At March 31, 2026, the Fund's expiration of reimbursements subject to recoupment was as follows:

Expiration Period
Less than 1 year	$1,482
1-2 years	2,453
2-3 years	2,483
Total	$6,418

SEC Exemptive Relief

As a BDC, the Fund is subject to certain regulatory restrictions in making its investments. The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On May 6, 2026, the SEC granted certain affiliates of Manulife an exemptive order (the "Co-Investment Order") that allows the Fund to enter into certain negotiated co-investment transactions alongside other funds managed by the Investment Adviser or its affiliates in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with conditions. The Co-Investment Order, which supersedes the prior co-investment order issued to certain affiliates of Manulife on December 12, 2023, is a new form of co-investment exemptive relief that adopts a more flexible requirement that allocations be “fair and equitable” to the Fund and that the Investment Adviser considers the interests of the Fund and any other affiliated 1940 Act-regulated funds that rely on the Co-Investment Order in allocations and which minimizes certain board approval requirements as compared to the prior form of co-investment exemptive relief. Among other things, under the Co-Investment Order, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for the Fund and each other participating affiliated entity. The requirements of the Co-Investment Order (including any requirements for board approval thereunder), as well as other regulatory requirements associated with the Fund and any other affiliated 1940 Act-regulated funds that rely on the Co-Investment Order, potentially will impact the investment allocations among participating entities (including, for the avoidance of doubt, the Fund) or otherwise impact allocation results. Any changes to the Co-Investment Order or the rules and other guidance promulgated by the SEC and its staff under the 1940 Act could impact allocations made available to the Fund and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which we participate.

On March 14, 2025, the SEC issued an order (the "Multi-Class Order") granting the Fund’s application for exemptive relief from Sections 18(a)(2), 18(c), 18(i) and 61(a) under the 1940 Act. Under the terms of the Multi-Class Order, the Fund is permitted to offer multiple classes of its Common Shares with varying sales loads and asset-based distribution and/or service fees. For the three months ended March 31, 2026, the Fund did not issue any Class S, Class D, or Class F shares.

Note 5—Transactions with Affiliated Investments

A non-controlled affiliated investment is an investment in which the Fund has an ownership interest of 5% or more of its voting securities. A controlled affiliate investment is an investment in which the Fund has an ownership interest of more than 25% of its voting securities. Please see the Fund’s consolidated schedule of investments for the type of investment, principal amount/shares and interest rate including the spread and the maturity date. Transactions related to the Fund's investments with affiliates for the three months ended March 31, 2026 were as follows:

Portfolio Company	Type of Asset	Amount of interest included in income	Beginning Fair Value at December 31, 2025	Gross additions(1)	Gross reductions(2)	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2026
Affiliated investments:
Calidris Investment Partners Holdings Ltd - Preferred Equity (3)	Equity Investment	$—	$5,400	$—	$—	$—	$210	$5,610
Calidris Investment Partners Holdings Ltd - Term Loan (3)	First Lien Senior Secured	29	8,107	29	—	—	10	8,146
ORECV, LLC - Membership Interest	Equity Investment	—	2,458	—	(569)	—	74	1,963
Total affiliated Investments		$29	$15,965	$29	$(569)	$—	$294	$15,719

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

Other than the investments disclosed above, the Fund did not have any additional affiliated or controlled investments, as defined under the 1940 Act, as of March 31, 2026, or during the three months then ended.

For the three months ended March 31, 2025, the Fund held no investments that were deemed affiliated or controlled.

Note 6—Commitments and Contingencies

Commitments

In the ordinary course of business, the Fund may enter into future funding commitments. As of March 31, 2026, the Fund had unfunded commitments on delayed draw term loans, revolving credit lines, and membership interests of $66,186, $49,762, and $3,141, respectively. As of December 31, 2025, the Fund had unfunded commitments on delayed draw term loans, revolving credit lines, and membership interests of $66,601, $55,075, and $2,574, respectively. The Fund maintains sufficient cash, uncalled commitments, and borrowing capacity on hand to satisfy such unfunded commitments.

As of March 31, 2026, the Fund’s unfunded commitments consisted of the following.

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Ag Bells LLC	First Lien Senior Secured	Revolving Credit Line	$1,165
Allbridge, LLC	First Lien Senior Secured	Delayed Draw Loan	166
Allbridge, LLC	First Lien Senior Secured	Revolving Credit Line	166
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Delayed Draw Loan	2,973
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Revolving Credit Line	991
Ampler QSR Holdings LLC	First Lien Senior Secured	Revolving Credit Line	1,533
Archtop Fiber Intermediate LLC	First Lien Senior Secured	Delayed Draw Loan	3,907
Armanino Advisory LLC	First Lien Senior Secured	Delayed Draw Loan	2,381
Armanino Advisory LLC	First Lien Senior Secured	Revolving Credit Line	883
Aspire General Holding Company LLC	First Lien Senior Secured	Delayed Draw Loan	2,638
Aspire General Holding Company LLC	First Lien Senior Secured	Revolving Credit Line	694
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	51
Billhighway, LLC	First Lien Senior Secured	Revolving Credit Line	80
Brown & Root Industrial Services, LLC	First Lien Senior Secured	Revolving Credit Line	2,626
CheckedUp, Inc	First Lien Senior Secured	Revolving Credit Line	73
Compu-Link Corporation	First Lien Senior Secured	Revolving Credit Line	1,570
Cooper's Hawk Intermediate Holding,LLC	First Lien Senior Secured	Delayed Draw Loan	1,842
Cooper's Hawk Intermediate Holding,LLC	First Lien Senior Secured	Revolving Credit Line	1,842
CrossLink Professional Tax Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	1,348
D4C Dental Brands, Inc.	First Lien Senior Secured	Revolving Credit Line	1,189
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Loan	330
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Loan	2,568
Discovery SL Management, LLC	First Lien Senior Secured	Revolving Credit Line	621
Ensemble Music Schools LLC	First Lien Senior Secured	Revolving Credit Line	1,405
Fullsteam Operations LLC	First Lien Senior Secured	Delayed Draw Loan	5,769
Fullsteam Operations LLC	First Lien Senior Secured	Revolving Credit Line	1,923
Hasa Acquisition, LLC	First Lien Senior Secured	Delayed Draw Loan	145
Hasa Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	48

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Heathos LLC	First Lien Senior Secured	Revolving Credit Line	$707
Hornblower Sub LLC	First Lien Senior Secured	Revolving Credit Line	—
Integrity Marketing Acquisition, LLC	First Lien Senior Secured	Delayed Draw Loan	878
Integrity Marketing Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	962
Juvare, LLC	First Lien Senior Secured	Delayed Draw Loan	1,066
Juvare, LLC	First Lien Senior Secured	Revolving Credit Line	1,322
Kemper Sports Management, LLC	First Lien Senior Secured	Revolving Credit Line	163
Learn-it Systems, LLC	First Lien Senior Secured	Delayed Draw Loan	3,365
Learn-it Systems, LLC	First Lien Senior Secured	Delayed Draw Loan	734
Learn-it Systems, LLC	First Lien Senior Secured	Revolving Credit Line	1,835
Lindstrom, LLC	First Lien Senior Secured	Revolving Credit Line	1,569
Military Retail Solutions, LLC	First Lien Senior Secured	Delayed Draw Loan	1,515
Military Retail Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	353
Nuclear Care Partners Holdings, Inc.	First Lien Senior Secured	Revolving Credit Line	1,616
OEP Wheeler Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	3,144
OL Texas Restaurants, LLC	First Lien Senior Secured	Revolving Credit Line	70
ORECV, LLC	Equity	Membership Interest	3,141
Palmetto Longevity Fund, LLC	First Lien Senior Secured	Delayed Draw Loan	127
Palmetto Longevity Fund, LLC	First Lien Senior Secured	Revolving Credit Line	2,969
Pansophic Learning US, LLC	First Lien Senior Secured	Revolving Credit Line	997
Pediatric Home Respiratory Services, LLC	First Lien Senior Secured	Delayed Draw Loan	1,916
Pediatric Home Respiratory Services, LLC	First Lien Senior Secured	Revolving Credit Line	852
Periscope Cybermaxx Buyer, Inc	First Lien Senior Secured	Delayed Draw Loan	1,785
Periscope Cybermaxx Buyer, Inc	First Lien Senior Secured	Revolving Credit Line	275
Petvet Care Centers, LLC	First Lien Senior Secured	Revolving Credit Line	1,415
PF Carrus Careers, LLC	First Lien Senior Secured	Revolving Credit Line	471
Project Pathfinder Borrower, LLC	First Lien Senior Secured	Revolving Credit Line	1,960
Rails International, LLC	First Lien Senior Secured	Revolving Credit Line	2,342
Rialto Management Group, LLC	First Lien Senior Secured	Revolving Credit Line	1,067
Salisbury House, LLC	First Lien Senior Secured	Delayed Draw Loan	2,371
Salisbury House, LLC	First Lien Senior Secured	Revolving Credit Line	1,581
Salt US Holdco, LLC	First Lien Senior Secured	Delayed Draw Loan	5,618
Senior Support Holdings (Franchise) Acquisition, Inc.	First Lien Senior Secured	Delayed Draw Loan	4,468
SL Buyer Corp.	First Lien Senior Secured	Delayed Draw Loan	3,293
SL Buyer Corp.	First Lien Senior Secured	Revolving Credit Line	774
Solidcore Topco, LLC	First Lien Senior Secured	Delayed Draw Loan	3,244
Solidcore Topco, LLC	First Lien Senior Secured	Revolving Credit Line	1,233
Sparkle Holdco 2 Corp.	First Lien Senior Secured	Revolving Credit Line	603
Sparta Capital Management, LLC	First Lien Senior Secured	Delayed Draw Loan	2,705
Spartan CP, LLC	First Lien Senior Secured	Delayed Draw Loan	1,291
Spartan CP, LLC	First Lien Senior Secured	Revolving Credit Line	166
Sportime Clubs, LLC	First Lien Senior Secured	Delayed Draw Loan	4,936
Sportime Clubs, LLC	First Lien Senior Secured	Revolving Credit Line	293
Sylmar Group Holdco LLC	First Lien Senior Secured	Delayed Draw Loan	4,155
Sylmar Group Holdco LLC	First Lien Senior Secured	Revolving Credit Line	935
The Mutual Group LLC	First Lien Senior Secured	Revolving Credit Line	672
Total Fleet Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,148
XDimensional Technologies, Inc.	First Lien Senior Secured	Revolving Credit Line	60
Total			$119,089

As of December 31, 2025, the Fund’s unfunded commitments consisted of the following.

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Ag Bells LLC	First Lien Senior Secured	Revolving Credit Line	$1,165
Allbridge, LLC	First Lien Senior Secured	Delayed Draw Loan	166
Allbridge, LLC	First Lien Senior Secured	Revolving Credit Line	166
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Delayed Draw Loan	2,973
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Revolving Credit Line	991
Ampler QSR Holdings LLC	First Lien Senior Secured	Revolving Credit Line	1,553
Archtop Fiber Intermediate LLC	First Lien Senior Secured	Delayed Draw Loan	5,710
Armanino Advisory LLC	First Lien Senior Secured	Delayed Draw Loan	2,554
Armanino Advisory LLC	First Lien Senior Secured	Revolving Credit Line	1,920
Aspire General Holding Company LLC	First Lien Senior Secured	Delayed Draw Loan	2,638
Aspire General Holding Company LLC	First Lien Senior Secured	Revolving Credit Line	694
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	63
Billhighway, LLC	First Lien Senior Secured	Revolving Credit Line	80
Brown & Root Industrial Services, LLC	First Lien Senior Secured	Revolving Credit Line	2,956
CheckedUp, Inc	First Lien Senior Secured	Revolving Credit Line	55
Compu-Link Corporation	First Lien Senior Secured	Revolving Credit Line	1,570
Cooper's Hawk Intermediate Holding,LLC	First Lien Senior Secured	Delayed Draw Loan	2,895
Cooper's Hawk Intermediate Holding,LLC	First Lien Senior Secured	Revolving Credit Line	1,579
CrossLink Professional Tax Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	599
D4C Dental Brands, Inc.	First Lien Senior Secured	Revolving Credit Line	1,189
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Loan	360
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Loan	2,568
Discovery SL Management, LLC	First Lien Senior Secured	Revolving Credit Line	621
Ensemble Music Schools LLC	First Lien Senior Secured	Delayed Draw Loan	1,405
Ensemble Music Schools LLC	First Lien Senior Secured	Revolving Credit Line	1,405
Fullsteam Operations LLC	First Lien Senior Secured	Delayed Draw Loan	5,769
Fullsteam Operations LLC	First Lien Senior Secured	Revolving Credit Line	1,923
Hasa Acquisition, LLC	First Lien Senior Secured	Delayed Draw Loan	145
Hasa Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	100
Heathos LLC	First Lien Senior Secured	Revolving Credit Line	707
Hornblower Sub LLC	First Lien Senior Secured	Revolving Credit Line	10
Integrity Marketing Acquisition, LLC	First Lien Senior Secured	Delayed Draw Loan	878
Integrity Marketing Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	962
Juvare, LLC	First Lien Senior Secured	Delayed Draw Loan	1,066
Juvare, LLC	First Lien Senior Secured	Revolving Credit Line	1,823
Kemper Sports Management, LLC	First Lien Senior Secured	Revolving Credit Line	163
Learn-it Systems, LLC	First Lien Senior Secured	Delayed Draw Loan	3,365
Learn-it Systems, LLC	First Lien Senior Secured	Delayed Draw Loan	734
Learn-it Systems, LLC	First Lien Senior Secured	Revolving Credit Line	1,835
Lindstrom, LLC	First Lien Senior Secured	Revolving Credit Line	1,222
Military Retail Solutions, LLC	First Lien Senior Secured	Delayed Draw Loan	1,515
Military Retail Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	555
Nuclear Care Partners Holdings, Inc.	First Lien Senior Secured	Revolving Credit Line	1,616
OEP Wheeler Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	3,144
OL Texas Restaurants, LLC	First Lien Senior Secured	Revolving Credit Line	210
ORECV, LLC	Equity	Membership Interest	2,574

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Palmetto Longevity Fund, LLC	First Lien Senior Secured	Delayed Draw Loan	$127
Palmetto Longevity Fund, LLC	First Lien Senior Secured	Revolving Credit Line	3,002
Pansophic Learning US, LLC	First Lien Senior Secured	Revolving Credit Line	997
Pediatric Home Respiratory Services, LLC	First Lien Senior Secured	Delayed Draw Loan	1,916
Pediatric Home Respiratory Services, LLC	First Lien Senior Secured	Revolving Credit Line	1,065
Periscope Cybermaxx Buyer, Inc	First Lien Senior Secured	Delayed Draw Loan	1,836
Periscope Cybermaxx Buyer, Inc	First Lien Senior Secured	Revolving Credit Line	413
Petvet Care Centers, LLC	First Lien Senior Secured	Revolving Credit Line	1,592
PF Carrus Careers, LLC	First Lien Senior Secured	Revolving Credit Line	553
Project Pathfinder Borrower, LLC	First Lien Senior Secured	Revolving Credit Line	1,960
Rails International, LLC	First Lien Senior Secured	Revolving Credit Line	2,342
Rialto Management Group, LLC	First Lien Senior Secured	Revolving Credit Line	1,707
Salisbury House, LLC	First Lien Senior Secured	Delayed Draw Loan	2,371
Salisbury House, LLC	First Lien Senior Secured	Revolving Credit Line	1,344
Salt US Holdco, LLC	First Lien Senior Secured	Delayed Draw Loan	323
Sarasota US Intermediate, Inc.	First Lien Senior Secured	Revolving Credit Line	1,239
Seatex Merger Sub, LLC	First Lien Senior Secured	Revolving Credit Line	1,141
Senior Support Holdings (Franchise) Acquisition, Inc.	First Lien Senior Secured	Delayed Draw Loan	4,468
SL Buyer Corp.	First Lien Senior Secured	Delayed Draw Loan	3,507
SL Buyer Corp.	First Lien Senior Secured	Revolving Credit Line	774
Solidcore Topco, LLC	First Lien Senior Secured	Delayed Draw Loan	3,244
Solidcore Topco, LLC	First Lien Senior Secured	Revolving Credit Line	1,622
Sparta Capital Management, LLC	First Lien Senior Secured	Delayed Draw Loan	3,606
Spartan CP, LLC	First Lien Senior Secured	Delayed Draw Loan	1,291
Spartan CP, LLC	First Lien Senior Secured	Revolving Credit Line	414
Sportime Clubs, LLC	First Lien Senior Secured	Delayed Draw Loan	5,016
Sportime Clubs, LLC	First Lien Senior Secured	Revolving Credit Line	293
Sylmar Group Holdco LLC	First Lien Senior Secured	Delayed Draw Loan	4,155
Sylmar Group Holdco LLC	First Lien Senior Secured	Revolving Credit Line	1,195
The Mutual Group LLC	First Lien Senior Secured	Revolving Credit Line	672
Total Fleet Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,148
WildBrain Ltd.	First Lien Senior Secured	Revolving Credit Line	666
XDimensional Technologies, Inc.	First Lien Senior Secured	Revolving Credit Line	60
Total			$124,250

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the consolidated financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedules of Investments as of March 31, 2026 and December 31, 2025. The par amount of the unfunded portfolio company commitments is not recognized by the Fund until the commitment is funded.

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

Note 7—Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in Section 61 of the 1940 Act, the Fund is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of March 31, 2026 and December 31, 2025, the Fund's asset coverage ratios were 206.85% and 197.52%, respectively.

Secured Loan Facility

On July 16, 2024 and as most recently amended on October 15, 2025, Subsidiary II has entered into a Loan and Servicing Agreement (as amended, the "Secured Loan Facility"), with Sumitomo Mitsui Banking Corporation, as collateral agent, administrative agent and a lender, Webster Bank, N.A., as a lender, and Western Alliance Trust Company, N.A., as account bank, collateral custodian and collateral administrator. The Secured Loan Facility provides for borrowings in U.S. dollars up to a maximum principal amount of $445 million for a six-month period beginning on October 15, 2025 (the "Upsize Period") and $400 million after the Upsize Period. Proceeds from the borrowings under the Secured Loan Facility will be used primarily to finance the purchase or origination of loans. Unless otherwise terminated, the Secured Loan Facility will mature on July 16, 2029. The interest rate on outstanding loans will be calculated by the 1-month SOFR rate plus a spread of 2.20%. Prior to March 27, 2025, the interest rate on outstanding loan was calculated by taking the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, the 1-month SOFR rate plus 1.0% or zero, plus a spread of 2.60%. Subsidiary II paid an upfront fee of $3 million that was due by March 31, 2025, and pays an administrative fee of $5 thousand per month. On March 27, 2025, Subsidiary II paid an additional upfront fee of $750 thousand related to the amended Secured Loan Facility. On any date when the undrawn commitment is less than or equal to 50% of the aggregate commitment, the non-usage fee will be 0.50% per annum. On any date when the undrawn commitment is greater than 50% of the aggregate commitment, the non-usage fee will be 1.00% per annum.

The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings under the Secured Loan Facility as of March 31, 2026 and March 31, 2025 was 5.88% and 6.92%, respectively. The average daily debt outstanding as of March 31, 2026 and March 31, 2025 was $371,954 and $186,233, respectively. The maximum debt outstanding as of March 31, 2026 and March 31, 2025 was $393,305 and $263,100, respectively.

The following table represents borrowings under the Secured Loan Facility as of March 31, 2026.

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Secured Loan Facility	$445,000	$333,882	$2,548	$331,334
Total	$445,000	$333,882	$2,548	$331,334

The following table represents borrowings under the Secured Loan Facility as of December 31, 2025.

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Secured Loan Facility	$445,000	$393,305	$2,740	$390,565
Total	$445,000	$393,305	$2,740	$390,565

The following table represents interest and debt fees under the Secured Loan Facility for the three months ended March 31, 2026.

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
Secured Loan Facility	SOFR + 2.20%	$5,900	$166	$—
Total		$5,900	$166	$—
(1)
As of March 31, 2026, the 1-month SOFR rate was 3.66%.
(2)
Amortization of deferred financing costs and other fees are included in "interest expense" on the Consolidated Statements of Operations.

The following table represents interest and debt fees under the Secured Loan Facility for the three months ended March 31, 2025.

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
Secured Loan Facility	SOFR + 2.20%	$3,159	$150	$—
Total		$3,159	$150	$—
(1)
As of March 31, 2025, the 1-month SOFR rate was 4.32%.
(2)
Amortization of deferred financing costs and other fees are included in "interest expense" on the Consolidated Statements of Operations.

At March 31, 2026 and December 31, 2025, the carrying amount of the Fund's borrowings on the Secured Loan Facility approximated their fair value in accordance with ASC 820. As of March 31, 2026 and December 31, 2025, the Fund’s borrowings are deemed to be a Level 3 measurement, as defined in Note 3—Fair Value of Financial Instruments.

Credit Facility

On December 2, 2025, the Fund entered into a senior secured revolving credit agreement with the Fund, as borrower, the lenders from time to time parties thereto, The Bank of Nova Scotia, as administrative agent, collateral agent, issuing bank, swingline lender and as lead arranger (the “Credit Facility”). The Credit Facility will be guaranteed by the Fund. Proceeds from the borrowings under the Credit Facility will be used for general corporate purposes, including the funding of portfolio investments. The maximum principal amount of the Credit Facility is $150 million, consisting of a $75 million permanent commitment maturing on December 3, 2029 and a $75 million temporary commitment maturing on December 2, 2026, subject to availability under the borrowing base, which is based on the Fund's eligible portfolio investments. Maximum capacity under the Facility may be increased up to $300 million through the exercise by the Fund of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions, and includes a $50 million limit for swingline loans.

The availability period under the permanent commitment of the Credit Facility will terminate on December 3, 2029 (the "Commitment Termination Date") and the permanent commitment will mature on December 2, 2030 (the "Final Maturity Date"). The temporary commitment will mature on December 2, 2026. During the period from the Commitment Termination Date to the Final Maturity Date, the Fund will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances. The Fund may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Facility in U.S. dollars will bear interest at either Term SOFR plus a margin, or the “alternate base rate” (which is the highest of (a) the prime rate, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) Term SOFR plus 1% plus a margin). The Fund may elect either the Term SOFR or alternate base rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Fund’s option, subject to certain conditions. Amounts drawn under the Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Fund also will pay a fee of 0.375% per annum on the average daily unused amounts under the Credit Facility.

The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings under the Credit Facility as of March 31, 2026 was 5.68%. The average daily debt outstanding and maximum debt outstanding for the three months ended March 31, 2026 was $96,733 and $101,000, respectively.

The following table represents borrowings under the Credit Facility as of March 31, 2026.

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$150,000	$101,000	$556	$100,444
Total	$150,000	$101,000	$556	$100,444

The following table represents borrowings under the Credit Facility as of December 31, 2025.

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$150,000	$88,000	$630	$87,370
Total	$150,000	$88,000	$630	$87,370

The following table represents interest and debt fees for the three months ended March 31, 2026.

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
Credit Facility	SOFR + 2.00%	$1,423	$100	$—
Total		$1,423	$100	$—

(1)
As of March 31, 2026, the 1-month SOFR rate was 3.66%.
(2)
Amortization of deferred financing costs and other fees are included in "interest expense" on the Consolidated Statements of Operations.

At March 31, 2026 and December 31, 2025, the carrying amount of the Fund's borrowings on the Credit Facility approximated their fair value in accordance with ASC 820. As of March 31, 2026 and December 31, 2025, the Fund’s borrowings are deemed to be a Level 3 measurement, as defined in Note 3—Fair Value of Financial Instruments.

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

The Fund did not have any outstanding borrowings under the Participation Agreement as of March 31, 2026 and December 31, 2025, and for three months ended March 31, 2026, the Fund did not have any activity under the Participation Agreement.

The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings under the Secured Loan Facility as of March 31, 2025 was 7.54%. The average daily debt outstanding for the three months ended March 31, 2025 was $41,575.

The following table represents interest and debt fees under the Secured Borrowing Facility for the three months ended March 31, 2025.

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
Secured Borrowing Facility	SOFR + 7.54%	$789	$—	$—
Total		$789	$—	$—
(1)
The effective interest rate reflects SOFR plus a weighted average spread across all secured borrowings. As of March 31, 2025, the 3-month SOFR rate was 4.29%.
(2)
Amortization of deferred financing costs and other fees are included in "interest expense" on the Consolidated Statements of Operations.

At March 31, 2026 and December 31, 2025, the carrying amount of the Fund's borrowings on the Secured Borrowing Facility approximated their fair value in accordance with ASC 820. As of March 31, 2026 and December 31, 2025, the Fund's borrowings are deemed to be a Level 3 measurement, as defined in Note 3—Fair Value of Financial Instruments.

Note 8—Capital

During the three months ended March 31, 2026 and 2025, the Fund’s capital stock activity was as follows:

Share Issuances

There were no shares issued related for subscriptions for the three months ended March 31, 2026.

The following table summarizes the total shares issued and net proceeds (in thousands) through the dividend reinvestment plan ("DRIP") for the three months ended March 31, 2026.

Share Issue Date	Shares Issued	Net Proceeds Received
January 30, 2026	76	$2
February 27, 2026	76	2
March 31, 2026	79	2
Total Shares Issued	231	$6

The following table summarizes the total shares issued and net proceeds (in thousands) for the three months ended March 31, 2025.

Share Issue Date	Shares Issued	Net Proceeds Received
January 2, 2025	2,769,444	$70,150
Total Shares Issued	2,769,444	$70,150

The following table summarizes the total shares issued and net proceeds (in thousands) through the DRIP for the three months ended March 31, 2025.

Share Issue Date	Shares Issued	Net Proceeds
January 31, 2025	38	$1
February 28, 2025	39	1
March 31, 2025	47	1
Total Shares Issued	124	$3

As of March 31, 2026 and December 31, 2025, Comvest Group Holdings SPV II LLC, a wholly-owned subsidiary of an affiliate of Manulife | Comvest Credit Partners, owned 409 and 409, respectively, of the Fund's Class I shares, Feeder Fund I owned 9,955,652 and 9,955,652, respectively, of the Fund's Class I shares, and Feeder Fund II owned 7,874,687 and 7,874,687, respectively, of the Fund's Class I shares.

Distributions and Dividends

Distributions declared during the three months ended March 31, 2026 and 2025, totaled $11,708 and $5,656.

The following table reflects distributions, including dividends and returns of capital, if any, declared per share by the Board for the three months ended March 31, 2026.

Date Declared	Record Date	Payment Date	Per Share Amount
January 29, 2026	January 29, 2026	February 23, 2026	$0.21
February 26, 2026	February 26, 2026	March 26, 2026	$0.21
March 30, 2026	March 30, 2026	April 22, 2026	$0.21

The following table reflects distributions, including dividends and returns of capital, if any, declared per share by the Board for the three months ended March 31, 2025.

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

Note 9—Net Assets

The following table reflects the net assets activity for the three months ended March 31, 2026.

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of December 31, 2025	18,631,405	$19	$469,992	$627	$470,638
Distributions to shareholders	—	—	—	(11,708)	(11,708)
Reinvestment of distributions	231	—	6	—	6
Net investment income (loss)	—	—	—	12,089	12,089
Net realized gain (loss) from investment transactions	—	—	—	88	88
Net change in unrealized gain (loss) on investments	—	—	—	(3,829)	(3,829)
Balance as of March 31, 2026	18,631,636	$19	$469,998	$(2,733)	$467,284

The following table reflects the net assets activity for the three months ended March 31, 2025.

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of December 31, 2024	7,945,702	$8	$199,800	$1,462	$201,270
Issuance of shares, net of issuance costs	2,769,568	3	70,150	—	70,153
Distributions to shareholders	—	—	—	(5,656)	(5,656)
Net investment income (loss)	—	—	—	5,817	5,817
Net change in unrealized gain (loss) on investments	—	—	—	896	896
Balance as of March 31, 2025	10,715,270	$11	$269,950	$2,519	$272,480

Note 10—Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For the three months ended March 31, 2026 and 2025, there were no dilutive securities. The following information sets forth the computation of the weighted average basic and diluted net change in net assets per share resulting from operations for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
	2026	2025
Increase (decrease) in net assets resulting from operations	$8,348	$6,713
Weighted average shares outstanding	18,631,485	10,684,405
Earnings (loss) per share - basic and diluted	$0.45	$0.63

Note 11—Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
	2026	2025
Per Share Operating Performance
Net Asset Value, Beginning of Period:	$25.26	$25.33
Results of Operations:(1)
Net Investment Income (Loss)	0.65	0.54
Net Realized and Unrealized Gain (Loss) on Investments	(0.20)	0.09
Increase (Decrease) in Net Assets Resulting from Operations	0.45	0.63
Distributions to Shareholders
Distributions from Net Investment Income	(0.63)	(0.53)
Decrease in Net Assets Resulting from Distributions	(0.63)	(0.53)
Net Asset Value, End of Period	$25.08	$25.43
Shares Outstanding, End of Period	18,631,636	10,715,270
Total return(2)(3)	1.79%	2.49%
Net assets, end of period	$467,284	$272,480
Ratio/Supplemental Data
Weighted average shares outstanding	18,631,485	10,684,405
Ratio of net investment income (loss) to average net assets, without expense reimbursement(4)	10.08%	8.80%
Ratio of net investment income (loss) to average net assets, with expense reimbursement(4)	10.30%	9.30%
Ratio of total expenses to average net assets without reimbursement(4)	10.57%	11.20%
Ratio of total expenses to average net assets with reimbursement(4)	10.35%	10.80%
Asset coverage ratio(5)	206.85%	193.80%
Portfolio turnover rate(3)	2.68%	0.96%

(1)
The per common share data was derived using weighted average shares outstanding.
(2)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the period reported.
(3)
Not annualized.
(4)
Annualized.
(5)
Asset coverage ratio is presented as of March 31, 2026 and March 31, 2025, respectively.

Note 12—Subsequent Events

The Fund has evaluated subsequent events through the filing of this Form 10-Q and has determined that no material events or transactions occurred through the issuance date of the Fund’s financial statements which require additional disclosure in or adjustment of the Fund’s consolidated financial statements, except as set forth below.

On April 14, 2026, Subsidiary II entered into a Fifth Amendment to the Secured Loan Facility to extend the temporary upsize to the Fund’s $400 million credit facility, which allows the Fund to borrow up to $445 million for a six-month period beginning on October 15, 2025, by an additional three months until July 15, 2026.

On April 30, 2026, the Fund entered into a Fourth Amended and Restated Expense Limitation and Reimbursement Agreement with the Investment Adviser effective as of May 1, 2026, which will terminate on May 1, 2027. The terms of the agreement are not materially different from the Third Amended and Restated Expense Limitation and Reimbursement Agreement.

The Administrator resigned as the Fund’s administrator effective as of May 3, 2026. Effective as of May 3, 2026, the Fund entered into an administration agreement (the "New Administration Agreement") with John Hancock Investment Management LLC (the "New Administrator"), under which the New Administrator performs or oversees the performance of certain administrative services for the Fund. Effective May 3, 2026, the Fund pays the New Administrator a fee at the annual rate of 0.06% of the Fund’s month-end net assets.

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
•
global economic, political and market conditions, including downgrades of the U.S. credit rating and ongoing geopolitical conflicts, may adversely affect the Fund’s business, results of operations and financial condition, including the Fund’s revenue growth and profitability;
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
•
the ability of Comvest Credit Managers, LLC (the "Investment Adviser") and its affiliates to retain talented professionals; and
•
the risk factors set forth in Part I-Item 1A.-Risk Factors, contained in our annual report on Form 10-K for the year ended December 31, 2025, and in this Report.

Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Part I—Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Report.

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

Overview

The Fund is an externally managed, diversified, closed-end management investment company that has elected to be regulated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act") and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The Fund was formed as Comvest Credit Partners BDC Fund, L.P. on June 28, 2023 as a limited partnership under the laws of the state of Delaware. The Fund changed its name to AMG Comvest Senior Lending Fund on October 23, 2023 and converted to a Delaware statutory trust by operation of law on October 24, 2023. The Fund commenced operations on September 29, 2023 ("Inception Date") and commenced investment operations on October 18, 2023. On November 6, 2025, in connection with the closing of the Manulife Transaction, the Fund changed its name to John Hancock Comvest Private Income Fund.

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

On December 13, 2024, the Fund received a notice of effectiveness from the SEC related to the Fund’s Form N-2 Registration Statement (the "Registration Statement"). Pursuant to the Registration Statement, the Fund is publicly offering on a continuous basis up to $2.0 billion of the Shares (the "Public Offering").

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

While our portfolio is not immune to the impact of macroeconomic events, we believe we and our portfolio are well positioned to manage the current environment. Given the unpredictability and fluidity of the macroeconomic market, neither our management nor our Board is able to predict the full impact of the macroeconomic events on our business, future results of operations, financial position, or cash flows. For additional information, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Report.

Portfolio and Investment Activity

During the three months ended March 31, 2026, we made $25,189 of investments in new or existing portfolio companies and had $72,460 in aggregate amount of sales and repayments, resulting in net investments of $47,271 for the period. The total portfolio of debt investments at fair value consisted of 99.7% bearing variable interest rates and 0.3% bearing fixed interest rates.

Our portfolio composition, based on fair value at March 31, 2026 was as follows.

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	96.6%	9.1%
Second Lien Senior Secured	0.5%	0.0%
Equity	2.2%	—
Warrants	0.0%	—
Cash Equivalents	0.7%	—
Total	100.0%	9.1%

During the three months ended March 31, 2025, we made $153,295 of investments in new or existing portfolio companies and had $4,486 in aggregate amount of sales and repayments, resulting in net investments of $148,809 for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at December 31, 2025 was as follows.

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	95.5%	9.0%
Second Lien Senior Secured	2.4%	0.3%
Equity	1.7%	—%
Warrants	—%	—%
Cash Equivalents	0.4%	—%
Total	100.0%	9.3%

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

The weighted average risk rating of our investments based on fair value was 2.0 as of March 31, 2026. As of March 31, 2026, the Fund had one portfolio investment on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies for additional details regarding the Fund’s non-accrual policy.

The following table shows the distribution of our investments on the 1 to 6 investment rating scale at fair value as of March 31, 2026.

Investment Rating	Cost (in thousands)	Percent	Fair Value (in thousands)	Percent
Investment Rating 1	$—	—%	$—	—%
Investment Rating 2	850,930	95.5	850,388	95.8
Investment Rating 3	38,360	4.3	36,301	4.1
Investment Rating 4	617	0.1	617	0.1
Investment Rating 5	—	—	—	—
Investment Rating 6	620	0.1	301	—
Total	$890,527	100.0%	$887,607	100.0%

The weighted average risk rating of our investments based on fair value was 2.0 as of December 31, 2025. As of December 31, 2025, the Fund had one portfolio company on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies for additional details regarding the Fund’s non-accrual policy.

The following table shows the distribution of our investments on the 1 to 6 investment rating scale at fair value as of December 31, 2025.

Investment Rating	Cost (in thousands)	Percent	Fair Value (in thousands)	Percent
Investment Rating 1	$—	—%	$—	—%
Investment Rating 2	921,203	98.3%	923,397	98.4%
Investment Rating 3	14,376	1.5%	13,025	1.4%
Investment Rating 4	625	0.1%	625	0.1%
Investment Rating 5	620	0.1%	678	0.1%
Investment Rating 6	—	—%	—	—%
Total	$936,824	100.0%	$937,725	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
Portfolio Company	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Performing	$889,907	$887,306	$936,204	$937,047
Non-accrual	620	301	620	678
Total	$890,527	$887,607	$936,824	$937,725

The following table shows the weighted average rate, spread over the reference rate of floating rate and fees of investments originated during the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Weighted average rate of new investment fundings	10.93%	9.41%
Weighted average spread over the reference rate of new floating rate investment fundings	7.25%	5.56%
Weighted average OID fees of new investment fundings	3.00%	—%

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2026 and 2025, was as follows (dollars in thousands).

	For The Three Months Ended March 31, 2026	For The Three Months Ended March 31, 2025
Total investment income	$24,231	$12,606
Less: Net expenses	12,142	6,789
Net investment income	12,089	5,817
Net realized gains (losses) on investments	88	—
Net change in unrealized income (losses) on investments	(3,829)	896
Net increase (decrease) in net assets resulting from operations	$8,348	$6,713

Investment Income

Investment income for the three months ended March 31, 2026 and 2025, was driven by deployment of capital and interest income from our investments. The composition of our investment income was as follows (dollars in thousands).

	For The Three Months Ended March 31, 2026	For The Three Months Ended March 31, 2025
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$22,632	$12,211
Paid-in-kind	713	199
Fee income	837	196
Total investment income from non-controlled/non-affiliated company investments	24,182	12,606
Investment income from controlled, affiliated investments:
Interest from investments	29	—
Paid-in-kind	20	—
Total investment income from controlled/affiliate company investments	49	—
Total investment income	$24,231	$12,606

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2026 and 2025, was as follows (dollars in thousands).

	For The Three Months Ended March 31, 2026	For The Three Months Ended March 31, 2025
Management fees	$1,450	$837
Incentive fees	1,574	924
Administrative expenses	290	168
Interest expense	7,589	4,098
Professional fees	659	331
Trustees' fees	65	53
Organizational and offering expenses	198	436
Other general expenses	572	209
Expense reimbursement	(255)	(267)
Net expenses	$12,142	$6,789

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three months ended March 31, 2026 and 2025, were as follows (dollars in thousands).

	For The Three Months Ended March 31, 2026	For The Three Months Ended March 31, 2025
Net realized gains (losses)
Non-controlled, non-affiliated investments	$88	$—
Total net realized gains (losses)	88	—
Net change in unrealized gains (losses) on investments
Non-controlled, non-affiliated investments	(4,115)	904
Non-controlled, affiliated investments	74	—
Controlled, affiliated investments	220	—
Net change in deferred tax liability	(8)	(8)
Total net change in unrealized gains (losses) on investments	(3,829)	896
Total net realized and unrealized gains (losses)	$(3,741)	$896

Recent Developments

A summary of recent developments is described under “Item 1. Financial Statements – Notes to Consolidated Financial Statements –Note 12. Subsequent Events”.

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

As of March 31, 2026 and December 31, 2025, our debt consisted of an asset-based leverage facility, credit facility, and short-term borrowings related to repurchase obligations. We have entered into, and expect to continue to enter into, additional credit facilities, increase the size of our existing facilities, or issue additional debt securities, including securitizations, unsecured debt, or other forms of debt. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities, or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. See "Borrowings" for more information.

As of March 31, 2026 and December 31, 2025, our asset coverage ratios were 206.85% and 197.52%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents on hand as of March 31, 2026, taken together with our available debt capacity and any capital commitments, is expected to be sufficient for our investing activities and to conduct our operations in the near future.

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

As of March 31, 2026, we had $7,460 in cash and cash equivalents. During the three months ended March 31, 2026, we received $62,191 in cash from operating activities, primarily as a result of disposing of portfolio investments for $72,314, partially offset by funding portfolio investments of $24,456. Cash used in financing activities was $58,244 during the period, primarily the result of the net repayment of debt borrowings and dividend payments to shareholders of $46,423 and $11,821, respectively.

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

Related Party Transactions and Agreements

We have entered into a number of business relationships with affiliated or related parties, including the investment management agreement with the Investment Adviser (the “Investment Management Agreement”), the administration agreement (the “Administration Agreement”) with John Hancock Investment Management LLC (“John Hancock”), the managing dealer agreement with John Hancock (the “Managing Dealer Agreement”) and the expense limitation and reimbursement agreement with the Investment Adviser (the “Expense Limitation and Reimbursement Agreement”). In addition to the aforementioned agreements, we, the Investment Adviser, Comvest, Manulife and certain of their affiliates intend to rely on exemptive relief (the “Co-Investment Order”) granted by the SEC to certain affiliates of Manulife to co-invest with other funds managed by our Investment Adviser, Comvest, Manulife or their affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

See “Item 1. Financial Statements—Notes to the Consolidated Financial Statements—Note 4. Related Party Transactions.”

Distributions and Dividends

Distributions declared for the three months ended March 31, 2026, totaled $11,708.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the three months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Per Share Amount
January 29, 2026	January 29, 2026	February 23, 2026	$0.21
February 26, 2026	February 26, 2026	March 26, 2026	$0.21
March 30, 2026	March 30, 2026	April 22, 2026	$0.21

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

We intend to distribute approximately all of our net investment income no less frequently than monthly and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment in amounts sufficient to qualify and maintain our status as a RIC.

Borrowings

We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, must equal at least 150% after such borrowing, with certain limited exceptions. We may in the future determine to utilize a greater amount of leverage, including for investment purposes. As of March 31, 2026 and December 31, 2025, we had $434,640 and $480,232, respectively, of par value of outstanding borrowings (net of deferred financing costs), including interest payable, and our asset coverage ratio was 206.85% and 197.52%, respectively, compliant with the minimum asset coverage level of 150% generally required by a BDC by the 1940 Act.

Secured Loan Facility

On July 16, 2024 and as most recently amended on April 14, 2026, Subsidiary II has entered into a Loan and Servicing Agreement (as amended, the "Secured Loan Facility"), with Sumitomo Mitsui Banking Corporation, as collateral agent, administrative agent and a lender, Webster Bank, N.A., as a lender, and Western Alliance Trust Company, N.A., as account bank, collateral custodian and collateral administrator. The Secured Loan Facility provides for borrowings in U.S. dollars up to a maximum principal amount of $445,000 thousand for the period ending on July 15, 2026 (the "Upsize Period") and $400,000 after the Upsize Period. Proceeds from the borrowings under the Secured Loan Facility will be used primarily to finance the purchase or origination of loans. Unless otherwise terminated, the Secured Loan Facility will mature on July 16, 2029. The interest rate on outstanding loans will be calculated by the 1-month SOFR rate plus a spread of 2.20%. Please refer to Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings” for further details on the Secured Loan Facility.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of March 31, 2026, we had unfunded commitments on revolving credit lines and delayed draw term loans of $119,089. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand. Please refer to “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 6. Commitments and Contingencies” for further detail on these unfunded commitments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income may be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The U.S. Federal Reserve has adjusted benchmark interest rates several times in recent years, including periods of rising interest rates to address inflation, as well as rate cuts and periods where rates were held steady. As a result, key base interest rates, such as Secured Overnight Financing Rate (“SOFR”), may fluctuate over time. As of March 31, 2026, 99.7% of investments at fair value represent floating-rate investments with a reference rate floor and 0.3% of our debt investments at fair value represent fixed-rate investments.

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

Assuming that the interim and unaudited Consolidated Statements of Assets and Liabilities as of March 31, 2026, was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Interest Income (in thousands)	Net Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 100 basis points	$(8,822)	$(4,318)	$(4,504)
Down 200 basis points	(17,643)	(8,636)	(9,007)
Up 100 basis points	8,822	4,318	4,504
Up 200 basis points	17,643	8,636	9,007
Up 300 basis points	26,465	12,953	13,512

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2026. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective in accomplishing their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Report, you should carefully consider the factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, our financial condition, our investments and/or operating results. During the three months ended March 31, 2026, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below.

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

In recent periods, there has been heightened scrutiny and growing negative sentiment in respect of the private credit market, driven by concerns over liquidity, concentration risk and valuation uncertainty, which may result in an increase of the volume of repurchase requests the Fund receives.

An investment in our Shares will have limited liquidity and there are restrictions on withdrawal.

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

Significant repurchase requests, whether for a single period or for a sustained period, by shareholders could adversely affect our ability to conduct our investment program, strain our capacity to source investment opportunities and/or deploy capital promptly on attractive terms and/or increase operational complexity and/or expenses. In addition, shareholders seeking liquidity may experience delays in fully liquidating their investments and will remain subject to net asset value fluctuations during such periods. Additionally, the presence of large shareholders or platform concentrations may increase the likelihood of oversubscription in future repurchase offers, further constraining liquidity available to other shareholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Fund did not make any sales of unregistered securities during the fiscal quarter ended March 31, 2026 that were not previously disclosed in a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

PART IV

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this Report, or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description of Document
3.1	Second Amended and Restated Declaration of Trust (1)
3.2	Second Amended and Restated Bylaws (2)
10.1	Amended and Restated Investment Management Agreement (1)
10.2	Administration Agreement (4)
10.3	Fourth Amended and Restated Expense Limitation and Reimbursement Agreement (4)
10.4	Fifth Amendment to Loan and Servicing Agreement (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

(1) Previously filed as an exhibit to the Fund’s Report on Form 8-K (File No. 814-01669), filed on February 23, 2026 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Fund’s Report on Form 8-K (File No. 814-01669), filed on January 16, 2026 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Fund’s Report on Form 8-K (File No. 814-01669), filed on April 16, 2026 and incorporated herein by reference.

(4) Previously filed as an exhibit to the Fund’s Post-Effective Amendment to the Registration Statement on Form N-2 (File No. 333-282845), filed on April 30, 2026 and incorporated herein by reference.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2026.

John Hancock Comvest Private Income Fund

Date: May 11, 2026	By:	/s/ Robert O’Sullivan
	Name:	Robert O’Sullivan
	Title:	Chief Executive Officer

Date: May 11, 2026	By:	/s/ Cecilio M. Rodriguez
	Name:	Cecilio M. Rodriguez
	Title:	Chief Financial Officer