Form 10-Q
period 2026-09-30
John Hancock Comvest Private Income Fund
filed 2026-11-12
CIK 1987221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

There were 27,078,712 issued and outstanding shares of the registrant’s Class I common shares of beneficial interest, $0.001 par value per share, on November 12, 2026.

John Hancock Comvest Private Income Fund

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands, except share and per share data)

	September 30, 2026
	(Unaudited) (1)	December 31, 2025
Assets
Non-controlled, non-affiliated investments, at fair value (amortized cost of $1,282,544 and $920,814, respectively)	$1,275,402	$921,760
Non-controlled, affiliated investments (amortized cost of $3,746 and $2,510, respectively)	3,732	2,458
Controlled, affiliated investments (amortized cost of $13,579 and $13,500, respectively)	14,264	13,507
Total investments, at fair value (amortized cost of $1,299,869 and $936,824, respectively)	1,293,398	937,725
Cash	8,766	94
Cash Equivalents	22,906	3,334
Restricted cash	7,186	6,807
Receivables:
Receivable for paydowns of investments	146	613
Interest receivable	8,855	7,853
Due from affiliates (Note 4)	—	1,437
Prepaid expenses and other assets	1,265	1,549
Total Assets	$1,342,522	$959,412

Liabilities
Secured Loan Facilities (net of deferred financing costs of $4,085 and $2,740, respectively)	$454,283	$390,565
Credit Facility (net of deferred financing costs of $485 and $630, respectively)	174,515	87,370
Payables:
Payable for investments purchased	12,773	—
Dividend distributions payable	8,263	4,052
Management fee payable, net (Note 4)	1,622	1,443
Deferred tax liability	105	88
Interest payable	4,317	2,297
Incentive fee payable (Note 4)	2,254	1,440
Trustees' fees payable	25	22
Due to affiliates (Note 4)	377	—
Administration fee payable (Note 4)	87	288
Accrued other general expense	2,179	1,209
Total Liabilities	$660,800	$488,774

Commitments and contingencies (Note 6)

Net Assets
Class I shares, $0.001 par value; unlimited authorized; 27,078,712 and 18,631,405 shares issued and outstanding, respectively	$27	$19
Additional paid-in capital	682,507	469,992
Total distributable earnings (accumulated deficit)	(812)	627
Total Net Assets	$681,722	$470,638
Total Liabilities and Net Assets	$1,342,522	$959,412
Net Asset Value Per Share	$25.18	$25.26

(1)
On September 30, 2026, as a result of the closing of the Mergers (as defined in Note 1—Organization and Business Purpose), the Fund acquired the assets and assumed the liabilities of Manulife Private Credit Fund. The Consolidated Statements of Assets and Liabilities as of September 30, 2026 includes total assets acquired of $328,846 and total liabilities assumed of $163,490, including a secured loan facility in connection with the Mergers. See Note 12— “Merger with Manulife Private Credit Fund”

The accompanying notes are an integral part of these consolidated financial statements.

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$22,698	$20,306	$66,193	$49,682
Payment-in-kind interest income	584	154	2,033	851
Fee income	315	600	1,695	1,157
Total investment income from non-controlled/non-affiliate company investments	23,597	21,060	69,921	51,690
Investment income from controlled, affiliated investments:
Interest income	238	—	701	—
Payment-in-kind interest income	21	—	62	—
Total investment income from controlled/affiliate company investments	259	—	763	—
Total Investment Income	23,856	21,060	70,684	51,690
Expenses:
Management fees (Note 4)	1,622	1,285	4,544	3,142
Incentive fees (Note 4)	1,695	1,435	4,841	3,198
Administration fees (Note 4)	75	258	535	628
Interest expense	7,399	6,848	22,333	17,393
Professional fees	490	497	1,401	1,167
Trustees’ fees	53	53	170	158
Organizational and offering expenses	64	473	482	1,376
Other general expenses	636	624	1,766	1,217
Repayments of prior reimbursements (Note 4)	375	—	384	—
Total Expenses	12,409	11,473	36,456	28,279
Less: Expense reimbursement (Note 4)	—	(476)	—	(1,058)
Net expenses	12,409	10,997	36,456	27,221
Net Investment Income (Loss)	11,447	10,063	34,228	24,469

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	136	485	227	(43)
Total net realized gains (losses)	136	485	227	(43)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	1,206	(54)	(2,474)	(1,035)
Non-controlled, affiliated investments	15	—	39	—
Controlled, affiliated investments	253	—	677	—
Net change in deferred tax liability	(10)	(18)	(18)	(44)
Total net change in unrealized gains (losses)	1,464	(72)	(1,776)	(1,079)
Total realized and unrealized gains (losses)	1,600	413	(1,549)	(1,122)
Net Increase (Decrease) in Net Assets Resulting from Operations	$13,047	$10,476	$32,679	$23,347

Per Share Data:
Basic and diluted net increase/(decrease) in net assets resulting from operations per share	$0.63	$0.65	$1.69	$1.76
Weighted Average Shares Outstanding - Basic and Diluted	20,581,846	16,175,441	19,355,148	13,269,007

The accompanying notes are an integral part of these consolidated financial statements.

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$11,447	$10,063	$34,228	$24,469
Net realized gains (losses) on investments	136	485	227	(43)
Net change in unrealized gains (losses) on investments	1,464	(72)	(1,776)	(1,079)
Net Increase (Decrease) in Net Assets Resulting from Operations	13,047	10,476	32,679	23,347

Net Decrease in Net Assets Resulting from Shareholder Distributions	(11,366)	(9,979)	(34,118)	(23,980)

Increase in Net Assets Resulting from Capital Share Transactions
Proceeds of issuance of common shares	37,150	90,000	47,150	250,214
Common shares issued in connection with Merger (1)	165,356	—	165,356	—
Reinvestment of distributions	6	6	17	15
Net Increase in Net Assets Resulting from Capital Share Transactions	202,512	90,006	212,523	250,229

Total Increase (Decrease) in Net Assets	204,193	90,503	211,084	249,596
Net Assets, Beginning of Period	477,529	360,363	470,638	201,270
Net Assets, End of Period	$681,722	$450,866	$681,722	$450,866
(1)
On September 30, 2026, as a result of the closing of the Mergers (as defined in Note 1—Organization and Business Purpose), the Fund issued an aggregate of approximately 6.6 million Class I common shares of beneficial interest to former shareholders of Manulife Private Credit Fund. See Note 12— “Merger with Manulife Private Credit Fund,” for further discussion of the Mergers.

The accompanying notes are an integral part of these consolidated financial statements.

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$32,679	$23,347
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains) losses on investments	(227)	43
Net change in unrealized (gains) losses (net of the change in deferred tax liability)	1,776	1,079
Net accretion of discount on investments	(1,771)	(1,196)
Amortization of deferred financing costs	824	465
Payment-in-kind income	(2,095)	(851)
Purchases of portfolio investments (1)	(190,996)	(479,363)
Sales or repayments of portfolio investments	152,470	66,155
Cash and cash equivalents acquired from the Merger (2)	12,185	—
Increase (decrease) in operating assets and liabilities: (3)
(Increase) decrease in interest receivable	582	(3,788)
(Increase) decrease in due from affiliates	1,437	(630)
(Increase) decrease in receivable for paydowns of investments	503	(114)
(Increase) decrease in prepaid expenses and other assets	513	1,357
Increase (decrease) in payable for investments purchased	12,773	—
Increase (decrease) in management fees payable	179	780
Increase (decrease) in interest payable	(392)	1,213
Increase (decrease) in incentive fee payable	256	802
Increase (decrease) in trustees' fees payable	3	12
Increase (decrease) in due to affiliates	377	(271)
Increase (decrease) in accrued administration fees	(213)	157
Increase (decrease) in accrued other general expenses	494	(626)
Net cash provided by (used in) operating activities	21,357	(391,429)
Cash Flows provided by (used in) Financing Activities:
Borrowings on Secured Loan Facilities	57,200	341,500
Repayments on Secured Loan Facilities	(149,537)	(166,296)
Borrowings on Credit Facility	87,000	—
Proceeds from Secured Borrowing	—	143,599
Repayments on Secured Borrowing	—	(141,799)
Deferred financing costs paid	(97)	(2,750)
Distributions paid in cash	(34,450)	(20,574)
Proceeds from issuance of common shares	47,150	250,214
Net cash provided by (used in) financing activities	7,266	403,894
Net increase (decrease) in cash and cash equivalents and restricted cash	28,623	12,465
Cash and cash equivalents and restricted cash, beginning of period	10,235	22,885
Cash and cash equivalents and restricted cash, end of period	$38,858	$35,350

Supplemental and Non-Cash Information:
Interest paid during the period	$22,725	$16,180
Reinvestment of distributions during the period	$17	$15
Common shares issued in connection with Merger (2)	$165,356	$—
(1)
Excludes investments acquired from the Mergers (as defined in Note 1—Organization and Business Purpose).
(2)
On September 30, 2026, the Fund acquired Manulife Private Credit Fund's assets and liabilities. In connection with this acquisition, the Fund acquired total assets (in thousands) of $328,846, consisting of $314,813 of portfolio investments, $12,185 of cash and cash equivalents, and $1,848 of other assets. The Fund also assumed total liabilities (in thousands) of $163,490, which included $155,474 of outstanding debt obligations, net of deferred financing costs and $8,016 other liabilities. See Note 12—“ Merger with Manulife Private Credit Fund” for more information.
(3)
Excludes assets acquired and liabilities assumed as a result of the Mergers, as applicable for the period ended September 30, 2026. See Note 12—“Merger with Manulife Private Credit Fund” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments
First Lien Senior Secured
4M Capital, Ltd. - Revolving Credit Line (6)	Consumer Durables & Apparel	SOFR + 5.00% (1.00% floor)	9.08%	6/18/2027	$—	$(2)	$—	0.0%
4M Capital, Ltd. - Term Loan (22)	Consumer Durables & Apparel	SOFR + 5.00% (1.00% floor)	9.08%	6/18/2027	3,284	3,272	3,284	0.5%
AC Blackpoint Acquisition, Inc. - Delayed Draw Term Loan A (22)	Software & Services	SOFR + 5.00% (1.00% floor)	9.08%	12/31/2030	1,002	996	990	0.1%
AC Blackpoint Acquisition, Inc. - Delayed Draw Term Loan B (8)(22)	Software & Services	SOFR + 5.00% (1.00% floor)	9.34%	12/31/2030	1,006	1,001	994	0.1%
AC Blackpoint Acquisition, Inc. - Delayed Draw Term Loan C (22)	Software & Services	SOFR + 5.00% (1.00% floor)	9.08%	12/31/2030	287	286	284	0.0%
AC Blackpoint Acquisition, Inc. - Delayed Draw Term Loan D	Software & Services	SOFR + 5.00% (1.00% floor)	9.24%	12/31/2030	288	286	284	0.0%
AC Blackpoint Acquisition, Inc. - Delayed Draw Term Loan E (6)	Software & Services	SOFR + 5.00% (1.00% floor)	9.27%	12/31/2030	59	58	56	0.0%
AC Blackpoint Acquisition, Inc. - Revolving Credit Line (6)	Software & Services	SOFR + 5.00% (1.00% floor)	9.08%	12/31/2030	—	(5)	(6)	0.0%
AC Blackpoint Acquisition, Inc. - Term Loan (22)	Software & Services	SOFR + 5.00% (1.00% floor)	9.08%	12/31/2030	3,247	3,217	3,208	0.5%
Ag Bells LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 4.75% (0.75% floor)	9.01%	8/19/2031	3,535	3,500	3,535	0.5%
Ag Bells LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 4.75% (0.75% floor)	9.01%	8/19/2030	—	(9)	—	0.0%
Ag Bells LLC - Term Loan	Consumer Services	SOFR + 4.75% (0.75% floor)	9.01%	8/19/2031	10,254	10,168	10,254	1.5%
AIDC IntermediateCo LLC - Term Loan (20)(22)	Software & Services	SOFR + 5.50% (1.00% floor)	9.41%	7/22/2027	2,104	2,090	2,087	0.3%
Air Buyer, Inc. - Revolving Credit Line (6)	Commercial & Professional Services	SOFR + 5.50% (1.00% floor)	9.58%	7/23/2030	229	225	121	0.0%
Air Buyer, Inc. - Term Loan (22)	Commercial & Professional Services	SOFR + 5.50% (1.00% floor)	9.58%	7/23/2030	3,349	3,310	2,288	0.3%
All Glass & Window Holdings, Inc. - Delayed Draw Term Loan (6)	Consumer Discretionary Distribution & Retail	SOFR + 4.75% (1.00% floor)	8.66%	3/26/2031	638	630	638	0.1%
All Glass & Window Holdings, Inc. - Revolving Credit Line (6)	Consumer Discretionary Distribution & Retail	SOFR + 4.75% (1.00% floor)	8.83%	3/26/2031	—	(9)	—	0.0%
All Glass & Window Holdings, Inc. - Term Loan (22)	Consumer Discretionary Distribution & Retail	SOFR + 4.75% (1.00% floor)	8.66%	3/26/2031	3,589	3,546	3,589	0.5%
Allbridge, LLC - Revolving Credit Line (6)	Telecommunication Services	SOFR + 5.50% (1.00% floor)	9.23%	6/5/2030	—	(1)	—	0.0%
Allbridge, LLC - Term Loan (7)	Telecommunication Services	SOFR + 5.50% (1.00% floor)	9.23%	6/5/2030	1,750	1,735	1,750	0.3%
Allied OMS Intermediate Company, LLC - Delayed Draw Term Loan (6)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.89%	12/12/2030	—	(11)	—	0.0%
Allied OMS Intermediate Company, LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 6.75% (1.00% floor)	9.04%	12/12/2030	—	(8)	—	0.0%
Allied OMS Intermediate Company, LLC - Term Loan (7)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.04%	12/12/2030	8,073	8,006	8,073	1.2%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments
First Lien Senior Secured
American Combustion Industries, Inc. - Delayed Draw Term Loan A (8)(22)	Commercial & Professional Services	SOFR + 5.00% (1.00% floor)	9.01%	8/31/2028	$798	$793	$794	0.1%
American Combustion Industries, Inc. - Delayed Draw Term Loan B (6)(8)	Commercial & Professional Services	SOFR + 5.00% (1.00% floor)	9.01%	8/31/2028	266	262	261	0.0%
American Combustion Industries, Inc. - Revolving Credit Line (6)(8)	Commercial & Professional Services	SOFR + 5.00% (1.00% floor)	9.01%	8/31/2028	180	176	178	0.0%
American Combustion Industries, Inc. - Term Loan (8)(22)	Commercial & Professional Services	SOFR + 5.00% (1.00% floor)	9.01%	8/31/2028	2,322	2,297	2,310	0.3%
Ampler QSR Holdings LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.00% (0.75% floor)	9.26%	8/19/2030	—	(13)	—	0.0%
Ampler QSR Holdings LLC - Term Loan	Consumer Services	SOFR + 5.00% (0.75% floor)	9.26%	8/19/2031	10,416	10,327	10,416	1.5%
Ampler QSR Holdings LLC - Term Loan B	Consumer Services	SOFR + 5.00% (0.75% floor)	9.26%	8/19/2031	2,154	2,133	2,154	0.3%
ARC Health Operating Company LLC - Delayed Draw Term Loan (6)	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	9.08%	10/10/2030	983	958	931	0.1%
ARC Health Operating Company LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	9.08%	10/10/2030	166	160	154	0.0%
ARC Health Operating Company LLC - Term Loan (22)	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	9.08%	10/10/2030	3,772	3,741	3,712	0.5%
Archtop Fiber Intermediate LLC - Delayed Draw Term Loan (6)	Telecommunication Services	SOFR + 6.25% (2.75% floor)	9.93%	4/1/2030	3,005	2,918	2,943	0.4%
Archtop Fiber Intermediate LLC - Term Loan (7)	Telecommunication Services	SOFR + 6.25% (2.75% floor)	9.87%	4/1/2030	4,508	4,440	4,468	0.7%
Armanino Advisory LLC - Delayed Draw Term Loan (6)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	9.90%	10/18/2029	1,376	1,346	1,368	0.2%
Armanino Advisory LLC - Revolving Credit Line (6)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	9.90%	10/18/2029	883	860	878	0.1%
Armanino Advisory LLC - Term Loan (7)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	9.47%	10/18/2029	13,206	13,035	13,167	1.9%
Aspire General Holding Company LLC - Delayed Draw Term Loan (6)	Insurance	SOFR + 6.00% (2.00% floor)	9.73%	8/1/2030	—	(20)	—	0.0%
Aspire General Holding Company LLC - Revolving Credit Line (6)	Insurance	SOFR + 6.00% (2.00% floor)	9.73%	8/1/2030	—	(5)	—	0.0%
Aspire General Holding Company LLC - Term Loan (7)	Insurance	SOFR + 6.00% (2.00% floor)	9.90%	8/1/2030	17,975	17,826	17,975	2.6%
Bandon Fitness, Inc. - Delayed Draw Term Loan (8)	Consumer Services	SOFR + 6.00% (1.00% floor)	10.23%	7/27/2028	540	536	440	0.1%
Bandon Fitness, Inc. - Revolving Credit Line (8)	Consumer Services	SOFR + 6.00% (1.00% floor) + 0.50% PIK	10.23%	7/27/2028	115	115	94	0.0%
Bandon Fitness, Inc. - Term Loan (8)(22)	Consumer Services	SOFR + 6.00% (1.00% floor) + 0.50% PIK	10.23%	7/27/2028	1,446	1,432	1,179	0.2%
Batteries Plus Holding Corporation - Revolving Credit Line (6)(8)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	10.75%	6/27/2028	—	—	—	0.0%
Batteries Plus Holding Corporation - Term Loan (7)(8)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	10.54%	6/27/2028	467	465	467	0.1%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments
First Lien Senior Secured
BCTS Parent LLC - Delayed Draw Term Loan (22)	Commercial & Professional Services	SOFR + 4.75% (1.00% floor)	8.66%	12/26/2031	$966	$957	$966	0.1%
BCTS Parent LLC - Incremental Delayed Draw Term Loan (22)	Commercial & Professional Services	SOFR + 4.75% (1.00% floor)	8.66%	12/26/2031	2,866	2,847	2,866	0.4%
BCTS Parent LLC - Revolving Credit Line (6)	Commercial & Professional Services	SOFR + 4.75% (1.00% floor)	8.83%	12/26/2031	—	(4)	—	0.0%
BCTS Parent LLC - Term Loan (22)	Commercial & Professional Services	SOFR + 4.75% (1.00% floor)	8.83%	12/26/2031	1,379	1,364	1,379	0.2%
Beary Landscaping LLC - 3rd Amendment Term Loan A (22)	Commercial & Professional Services	SOFR + 5.25% (1.00% floor)	9.16%	12/21/2029	665	658	662	0.1%
Beary Landscaping LLC - 4th Amendment Term Loan A (22)	Commercial & Professional Services	SOFR + 5.25% (1.00% floor)	9.16%	12/21/2029	371	367	369	0.1%
Beary Landscaping LLC - 5th Amendment Term Loan A (22)	Commercial & Professional Services	SOFR + 5.25% (1.00% floor)	9.33%	12/21/2029	6	6	6	0.0%
Beary Landscaping LLC - Delayed Draw Term Loan (8)(22)	Commercial & Professional Services	SOFR + 5.25% (1.00% floor)	9.28%	12/21/2029	416	412	414	0.1%
Beary Landscaping LLC - Revolving Credit Line (6)	Commercial & Professional Services	SOFR + 5.25% (1.00% floor)	9.16%	12/21/2029	351	346	349	0.1%
Beary Landscaping LLC - Term Loan (22)	Commercial & Professional Services	SOFR + 5.25% (1.00% floor)	9.16%	12/21/2029	2,096	2,066	2,085	0.3%
BHP Management Holdings, LLC - Delayed Draw Term Loan (7)(8)	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.88%	10/27/2028	714	712	697	0.1%
BHP Management Holdings, LLC - Term Loan (7)(8)	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.88%	10/27/2028	1,237	1,233	1,207	0.2%
Billhighway, LLC - Delayed Draw Term Loan (8)	Software & Services	SOFR + 5.00% (1.00% floor)	8.90%	2/8/2029	57	57	57	0.0%
Billhighway, LLC - Revolving Credit Line (6)(8)	Software & Services	SOFR + 5.00% (1.00% floor)	8.73%	2/8/2029	—	(1)	—	0.0%
Billhighway, LLC - Term Loan (7)(8)	Software & Services	SOFR + 5.00% (1.00% floor)	8.90%	2/8/2029	907	900	907	0.1%
Bishop Street Underwriters LLC - Delayed Draw Term Loan (7)(20)	Financial Services	SOFR + 5.00% (1.00% floor)	8.77%	7/31/2031	6,794	6,736	6,794	1.0%
Bishop Street Underwriters LLC - Term Loan (7)(20)	Financial Services	SOFR + 5.00% (1.00% floor)	8.73%	7/31/2031	10,166	10,078	10,166	1.5%
Bison Payments LLC - Delayed Draw Term Loan (6)	Financial Services	SOFR + 6.50% (2.00% floor)	10.42%	9/29/2031	—	(83)	(83)	0.0%
Bison Payments LLC - Delayed Draw Term Loan (8)	Financial Services	SOFR + 6.50% (2.00% floor)	10.42%	9/29/2031	12,852	12,660	12,659	1.9%
BLP Buyer, Inc. - Add-On Term Loan (22)	Capital Goods	SOFR + 6.25% (1.00% floor)	10.16%	12/24/2029	901	887	892	0.1%
BLP Buyer, Inc. - Delayed Draw Term Loan (22)	Capital Goods	SOFR + 6.25% (1.00% floor)	10.16%	12/24/2029	285	282	282	0.0%
BLP Buyer, Inc. - Revolving Credit Line (6)	Capital Goods	SOFR + 6.25% (1.00% floor)	10.33%	12/24/2029	—	(3)	(3)	0.0%
BLP Buyer, Inc. - Term Loan (22)	Capital Goods	SOFR + 6.25% (1.00% floor)	10.16%	12/24/2029	2,365	2,332	2,341	0.3%
Brown & Root Industrial Services, LLC - Revolving Credit Line (6)	Commercial & Professional Services	SOFR + 5.00% (1.00% floor)	8.73%	10/3/2030	1,260	1,208	1,238	0.2%
Brown & Root Industrial Services, LLC - Term Loan (7)	Commercial & Professional Services	SOFR + 5.00% (1.00% floor)	8.73%	10/3/2030	18,723	18,487	18,629	2.7%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments
First Lien Senior Secured
Calidris Investment Partners Holdings Ltd - Term Loan (9)(19)	Insurance	SOFR + 6.50% + 1.00% PIK	11.57%	12/31/2030	$8,293	$8,179	$8,204	1.2%
Capital Construction LLC - Add-On Term Loan (11)(22)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.66%	10/22/2026	259	259	259	0.0%
Capital Construction LLC - Delayed Draw Term Loan A (8)(11)(22)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.98%	10/22/2026	216	216	146	0.0%
Capital Construction LLC - Priority Revolving Credit Line (6)(8)(11)	Consumer Services	SOFR + 12.50% (1.00% floor)	16.65%	10/22/2026	194	191	194	0.0%
Capital Construction LLC - Revolving Credit Line (8)(11)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.98%	10/22/2026	145	145	98	0.0%
Capital Construction LLC - Term Loan (11)(22)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.66%	10/22/2026	2,896	2,891	1,963	0.3%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan A (7)(8)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.72%	1/31/2029	481	476	481	0.1%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan B (7)(8)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.72%	1/31/2029	471	466	471	0.1%
Cardiology Management Holdings, LLC - Term Loan (7)(8)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.72%	1/31/2029	681	674	681	0.1%
Chemtron Supply LLC - Add-On Delayed Draw Term Loan	Materials	SOFR + 4.75% (1.00% floor)	8.83%	3/2/2029	346	344	346	0.1%
Chemtron Supply LLC - Delayed Draw Term Loan (22)	Materials	SOFR + 4.75% (1.00% floor)	8.83%	3/2/2029	709	701	709	0.1%
Chemtron Supply LLC - Revolving Credit Line (6)	Materials	SOFR + 4.75% (1.00% floor)	8.83%	3/2/2029	—	(4)	—	0.0%
Chemtron Supply LLC - Term Loan (22)	Materials	SOFR + 4.75% (1.00% floor)	8.66%	3/2/2029	1,049	1,035	1,049	0.2%
Chime Holdco LLC - Revolving Credit Line (6)	Software & Services	SOFR + 4.75% (0.75% floor)	8.83%	10/11/2032	—	(4)	(28)	0.0%
Chime Holdco LLC - Term Loan (22)	Software & Services	SOFR + 4.75% (0.75% floor)	8.83%	10/11/2032	4,203	4,166	3,968	0.6%
Cloud Buyer, LLC - Delayed Draw Term Loan (6)	Software & Services	SOFR + 5.00% (0.75% floor)	9.08%	7/11/2033	—	(3)	(7)	0.0%
Cloud Buyer, LLC - Revolving Credit Line (6)	Software & Services	SOFR + 5.00% (0.75% floor)	9.08%	7/8/2033	175	170	169	0.0%
Cloud Buyer, LLC - Term Loan (22)	Software & Services	SOFR + 5.00% (0.75% floor)	9.08%	7/11/2033	1,071	1,060	1,060	0.2%
Comoto Holdings, LLC - Term Loan (7)(20)	Consumer Discretionary Distribution & Retail	SOFR + 6.25% (1.50% floor)	10.05%	6/2/2031	13,164	12,943	13,032	1.9%
Complete Paper Inc. - Term Loan (7)	Materials	SOFR + 5.00% (0.75% floor)	8.73%	2/4/2031	14,129	13,966	13,323	2.0%
Compu-Link Corporation - Revolving Credit Line (6)	Financial Services	SOFR + 6.75% (1.00% floor)	10.64%	4/4/2030	—	(17)	(16)	0.0%
Cooper's Hawk Intermediate Holding,LLC - Delayed Draw Term Loan (6)(7)	Consumer Services	SOFR + 5.50% (0.75% floor)	9.32%	7/29/2031	—	(11)	(22)	0.0%
Cooper's Hawk Intermediate Holding,LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.50% (0.75% floor)	9.39%	7/29/2031	789	767	767	0.1%
Cooper's Hawk Intermediate Holding,LLC - Term Loan (7)	Consumer Services	SOFR + 5.50% (0.75% floor)	9.26%	7/29/2031	21,156	20,898	20,902	3.1%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments
First Lien Senior Secured
CPC/Cirtec Holdings, Inc. - Add-On Term Loan (22)	Health Care Equipment & Services	SOFR + 5.00% (0.75% floor)	9.08%	1/30/2029	$1,570	$1,561	$1,551	0.2%
CPC/Cirtec Holdings, Inc. - Term Loan (22)	Health Care Equipment & Services	SOFR + 5.00% (0.75% floor)	9.08%	1/30/2029	2,104	2,067	2,079	0.3%
CPS Holdco, Inc. - Delayed Draw Term Loan A (22)	Commercial & Professional Services	SOFR + 4.75% (1.00% floor)	8.83%	3/28/2031	1,353	1,353	1,339	0.2%
CPS Holdco, Inc. - Delayed Draw Term Loan B (6)	Commercial & Professional Services	SOFR + 4.75% (1.00% floor)	8.83%	3/28/2031	182	173	167	0.0%
CPS Holdco, Inc. - Revolving Credit Line (6)	Commercial & Professional Services	SOFR + 4.75% (1.00% floor)	8.83%	3/28/2031	—	(8)	(7)	0.0%
CPS Holdco, Inc. - Term Loan (22)	Commercial & Professional Services	SOFR + 4.75% (1.00% floor)	8.83%	3/28/2031	2,624	2,591	2,597	0.4%
CRA Funding 1, LLC - Term Loan (7)	Financial Services	SOFR + 4.75% (2.00% floor)	8.65%	3/16/2029	26,952	26,765	26,780	3.9%
CRH Healthcare Purchaser, Inc. - Delayed Draw Term Loan (6)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.33%	9/17/2031	—	(2)	(13)	0.0%
CRH Healthcare Purchaser, Inc. - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.33%	9/17/2031	—	(2)	(5)	0.0%
CRH Healthcare Purchaser, Inc. - Term Loan (22)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.33%	9/17/2031	2,134	2,117	2,077	0.3%
CrossLink Professional Tax Solutions, LLC - Revolving Credit Line (6)	Software & Services	SOFR + 5.00% (1.00% floor)	9.32%	6/30/2028	75	67	75	0.0%
CrossLink Professional Tax Solutions, LLC - Term Loan (7)	Software & Services	SOFR + 5.00% (1.00% floor)	8.73%	6/30/2028	7,672	7,624	7,672	1.1%
D4C Dental Brands, Inc. - Revolving Credit Line (6)(20)	Health Care Equipment & Services	SOFR + 4.50% (3.00% floor)	8.34%	11/27/2029	903	891	903	0.1%
D4C Dental Brands, Inc. - Term Loan (7)(20)	Health Care Equipment & Services	SOFR + 4.50% (3.00% floor)	8.16%	11/27/2029	19,582	19,455	19,582	2.9%
DAWGS Intermediate Holding Company - Add-On Term Loan (22)	Capital Goods	SOFR + 4.25% (1.00% floor)	8.33%	3/28/2031	66	66	66	0.0%
DAWGS Intermediate Holding Company - Revolving Credit Line (6)	Capital Goods	SOFR + 4.25% (1.00% floor)	8.33%	3/28/2031	50	47	50	0.0%
DAWGS Intermediate Holding Company - Term Loan (22)	Capital Goods	SOFR + 4.25% (1.00% floor)	8.33%	3/28/2031	1,521	1,509	1,520	0.2%
Diesco Industries Ltd. - Term Loan (7)(9)(16)	Food, Beverage & Tobacco	SOFR + 6.50% (2.00% floor)	10.23%	12/31/2029	25,207	24,950	24,955	3.7%
Diesco Industries Ltd. - Term Loan B (7)(9)(16)	Food, Beverage & Tobacco	SOFR + 6.50% (2.00% floor)	10.23%	12/31/2029	1,371	1,355	1,357	0.2%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments
First Lien Senior Secured
Discovery SL Management, LLC - Delayed Draw Term Loan A	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	8.65%	3/18/2030	$352	$351	$352	0.1%
Discovery SL Management, LLC - Delayed Draw Term Loan B (6)	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	8.65%	3/18/2030	1,156	1,150	1,156	0.2%
Discovery SL Management, LLC - Delayed Draw Term Loan C (6)	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	8.73%	3/18/2030	—	(12)	—	0.0%
Discovery SL Management, LLC - Delayed Draw Term Loan D (6)	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	8.73%	3/18/2030	—	(1)	—	0.0%
Discovery SL Management, LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	8.73%	3/18/2030	—	(6)	—	0.0%
Discovery SL Management, LLC - Term Loan (7)	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	8.65%	3/18/2030	2,105	2,088	2,105	0.3%
Discovery SL Management, LLC - Term Loan B (7)	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	8.73%	3/18/2030	3,558	3,526	3,558	0.5%
Diverzify Intermediate LLC - PIK B Note (11)(22)	Commercial & Professional Services	FIXED 12.00% PIK	12.00%	4/30/2030	583	578	52	0.0%
Diverzify Intermediate LLC - Revolving Credit Line (6)(8)(11)	Commercial & Professional Services	SOFR + 5.75% (1.00% floor)	10.09%	4/30/2029	7	7	6	0.0%
Diverzify Intermediate LLC - Roll Up Priority Term Loan (11)(22)	Commercial & Professional Services	FIXED 10.00% PIK	10.00%	4/30/2029	139	134	138	0.0%
Diverzify Intermediate LLC - Term Loan (11)(22)	Commercial & Professional Services	FIXED 12.00% PIK	12.00%	4/30/2029	1,769	1,694	1,679	0.2%
DMA Holding Company - Revolving Credit Line	Software & Services	SOFR + 7.00% (1.00% floor)	11.00%	7/19/2028	115	114	108	0.0%
DMA Holding Company - Term Loan (7)	Software & Services	SOFR + 7.00% (1.00% floor)	10.83%	7/19/2028	1,033	1,022	977	0.1%
Drive Assurance Corporation - Term Loan (7)(9)	Insurance	SOFR + 7.00% (2.00% floor)	10.90%	7/10/2030	3,645	3,620	3,645	0.5%
Eastern Communications Solutions, Inc. - Incremental Term Loan (22)	Consumer Discretionary Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.33%	12/30/2030	3,423	3,401	3,413	0.5%
Eastern Communications Solutions, Inc. - Revolving Credit Line (6)	Consumer Discretionary Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.33%	12/30/2030	—	(11)	(3)	0.0%
Eastern Communications Solutions, Inc. - Term Loan (22)	Consumer Discretionary Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.33%	12/30/2030	4,789	4,735	4,775	0.7%
eHealthInsurance Services, Inc. - Revolving Credit Line	Insurance	SOFR + 6.50% (2.00% floor)	10.40%	12/29/2028	13,148	13,000	12,911	1.9%
Engage Enterprises, LLC - Delayed Draw Term Loan (6)	Commercial & Professional Services	SOFR + 4.75% (0.75% floor)	8.83%	8/18/2033	—	(2)	(5)	0.0%
Engage Enterprises, LLC - Revolving Credit Line (6)	Commercial & Professional Services	SOFR + 4.75% (0.75% floor)	8.83%	8/18/2033	—	(2)	(2)	0.0%
Engage Enterprises, LLC - Term Loan (22)	Commercial & Professional Services	SOFR + 4.75% (0.75% floor)	8.66%	8/18/2033	1,626	1,610	1,610	0.2%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments
First Lien Senior Secured
Ensemble Music Schools LLC - Delayed Draw Term Loan B (7)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.19%	3/28/2030	$4,188	$4,138	$4,138	0.6%
Ensemble Music Schools LLC - Delayed Draw Term Loan C (6)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.19%	3/28/2030	312	302	298	0.0%
Ensemble Music Schools LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.86%	3/28/2030	—	(15)	(17)	0.0%
Ensemble Music Schools LLC - Term Loan (7)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.23%	3/28/2030	9,020	8,916	8,912	1.3%
Foodscience LLC - Delayed Draw Term Loan (6)	Food, Beverage & Tobacco	SOFR + 5.25% (1.00% floor)	9.46%	11/14/2031	844	830	844	0.1%
Foodscience LLC - Revolving Credit Line (6)	Food, Beverage & Tobacco	SOFR + 5.25% (1.00% floor)	9.52%	11/14/2031	168	160	168	0.0%
Foodscience LLC - Term Loan (22)	Food, Beverage & Tobacco	SOFR + 5.25% (1.00% floor)	9.52%	11/14/2031	2,252	2,224	2,252	0.3%
Founders Table Holdings LLC - Delayed Draw Term Loan (6)	Health Care Equipment & Services	SOFR + 6.25% (1.50% floor)	10.16%	6/12/2031	—	(1)	(3)	0.0%
Founders Table Holdings LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 6.25% (1.50% floor)	10.16%	6/12/2031	78	75	75	0.0%
Founders Table Holdings LLC - Term Loan (22)	Health Care Equipment & Services	SOFR + 6.25% (1.50% floor)	10.16%	6/12/2031	1,403	1,376	1,376	0.2%
Founders Table Holdings, LLC - Delayed Draw Term Loan (6)	Health Care Equipment & Services	SOFR + 6.25% (1.50% floor)	9.99%	6/12/2031	—	(6)	(12)	0.0%
Founders Table Holdings, LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 6.25% (1.50% floor)	9.99%	6/12/2031	323	311	311	0.0%
Founders Table Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 6.25% (1.50% floor)	10.15%	6/12/2031	5,787	5,676	5,677	0.8%
Fullsteam Operations LLC - Delayed Draw Term Loan (6)	Software & Services	SOFR + 5.25% (0.75% floor)	9.02%	8/8/2031	1,047	1,018	903	0.1%
Fullsteam Operations LLC - Revolving Credit Line (6)	Software & Services	SOFR + 5.25% (0.75% floor)	8.92%	8/8/2031	—	(16)	(48)	0.0%
Fullsteam Operations LLC - Term Loan (7)	Software & Services	SOFR + 5.25% (0.75% floor)	8.90%	8/8/2031	17,308	17,160	16,875	2.5%
Galloway & Company LLC - Delayed Draw Term Loan (22)	Commercial & Professional Services	SOFR + 4.25% (1.00% floor)	8.33%	5/5/2031	1,965	1,946	1,926	0.3%
Galloway & Company LLC - Revolving Credit Line (6)	Commercial & Professional Services	SOFR + 4.25% (1.00% floor)	8.33%	5/5/2031	—	(5)	(13)	0.0%
Galloway & Company LLC - Term Loan (22)	Commercial & Professional Services	SOFR + 4.25% (1.00% floor)	8.33%	5/5/2031	4,280	4,245	4,195	0.6%
GarageCo Intermediate II LLC - Delayed Draw Term Loan (6)	Consumer Services	SOFR + 4.25% (0.75% floor)	8.33%	8/2/2032	—	(10)	(55)	0.0%
GarageCo Intermediate II LLC - Revolving Credit Line (6)	Consumer Services	Prime rate + 3.25% and SOFR + 4.25% (0.75% floor)	8.23%	8/2/2032	92	86	75	0.0%
GarageCo Intermediate II LLC - Term Loan (22)	Consumer Services	SOFR + 4.25% (0.75% floor)	8.33%	8/2/2032	1,557	1,543	1,520	0.2%
Genuine Cable Group LLC - Term Loan (8)(20)(22)	Capital Goods	SOFR + 5.25% (0.75% floor)	9.26%	12/31/2027	2,104	2,102	2,097	0.3%
GSF Buyer LLC - Delayed Draw Term Loan (6)	Food, Beverage & Tobacco	SOFR + 5.00% (1.00% floor)	9.08%	4/30/2031	—	(8)	(59)	0.0%
GSF Buyer LLC - Revolving Credit Line (6)	Food, Beverage & Tobacco	SOFR + 5.00% (1.00% floor)	9.08%	4/30/2031	—	(8)	(29)	0.0%
GSF Buyer LLC - Term Loan (22)	Food, Beverage & Tobacco	SOFR + 5.00% (1.00% floor)	9.08%	4/30/2031	2,016	1,992	1,930	0.3%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments
First Lien Senior Secured
HAH Group Holding Company, LLC - Term Loan (7)(10)	Health Care Equipment & Services	SOFR + 5.00%	8.73%	9/24/2031	$9,825	$9,709	$9,310	1.4%
Handgards, LLC - Term Loan (7)	Materials	SOFR + 4.75% (1.00% floor)	8.42%	4/10/2031	20,149	20,069	20,028	2.9%
Hasa Acquisition, LLC - Delayed Draw Term Loan (6)(8)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.16%	1/10/2029	45	44	45	0.0%
Hasa Acquisition, LLC - Revolving Credit Line (6)(8)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.23%	1/10/2029	21	20	21	0.0%
Hasa Acquisition, LLC - Term Loan (7)(8)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.23%	1/10/2029	1,375	1,360	1,375	0.2%
Health Management Associates, Inc. - Delayed Draw Term Loan (22)	Commercial & Professional Services	SOFR + 5.25% (1.00% floor)	9.33%	3/30/2029	207	203	206	0.0%
Health Management Associates, Inc. - Revolving Credit Line (6)	Commercial & Professional Services	SOFR + 5.25% (1.00% floor)	9.33%	3/30/2029	—	(1)	—	0.0%
Health Management Associates, Inc. - Term Loan (22)	Commercial & Professional Services	SOFR + 5.25% (1.00% floor)	9.33%	3/30/2029	1,599	1,577	1,593	0.2%
Heathos Advance, LLC - Delayed Draw Term Loan (6)(9)	Financial Services	SOFR + 6.00% (1.00% floor)	9.74%	9/19/2031	—	(5)	(10)	0.0%
Heathos Advance, LLC - Term Loan (8)(9)	Financial Services	SOFR + 6.00% (1.00% floor)	9.91%	9/19/2031	2,932	2,889	2,894	0.4%
Heathos LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.48%	9/19/2031	—	(9)	(15)	0.0%
Heathos LLC - Term Loan	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.48%	9/19/2031	12,067	11,911	11,814	1.7%
HEF Safety Ultimate Holdings, LLC - Delayed Draw Term Loan (6)	Commercial & Professional Services	SOFR + 4.75% (0.75% floor)	8.83%	8/10/2033	63	60	57	0.0%
HEF Safety Ultimate Holdings, LLC - Revolving Credit Line (6)	Commercial & Professional Services	SOFR + 4.75% (0.75% floor)	8.83%	8/10/2033	25	22	22	0.0%
HEF Safety Ultimate Holdings, LLC - Term Loan (22)	Commercial & Professional Services	SOFR + 4.75% (0.75% floor)	8.66%	8/10/2033	1,221	1,209	1,209	0.2%
Hill Country Dairies, Inc - Add-On Term Loan (22)	Consumer Staples Distribution & Retail	SOFR + 5.50% (1.00% floor)	9.58%	8/1/2030	65	64	64	0.0%
Hill Country Dairies, Inc. - Delayed Draw Term Loan	Consumer Staples Distribution & Retail	SOFR + 5.50% (1.00% floor)	9.58%	8/1/2030	123	123	120	0.0%
Hill Country Dairies, Inc. - Revolving Credit Line (6)	Consumer Staples Distribution & Retail	SOFR + 5.50% (1.00% floor)	9.58%	8/1/2030	119	111	99	0.0%
Hill Country Dairies, Inc. - Term Loan (22)	Consumer Staples Distribution & Retail	SOFR + 5.50% (1.00% floor)	9.58%	8/1/2030	2,632	2,600	2,561	0.4%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments
First Lien Senior Secured
HMN Acquirer Corp. - Delayed Draw Term Loan (6)	Commercial & Professional Services	SOFR + 4.75% (1.00% floor)	8.83%	11/5/2031	$281	$275	$281	0.0%
HMN Acquirer Corp. - Revolving Credit Line (6)	Commercial & Professional Services	SOFR + 4.75% (1.00% floor)	8.83%	11/5/2031	—	(7)	—	0.0%
HMN Acquirer Corp. - Term Loan (22)	Commercial & Professional Services	SOFR + 4.75% (1.00% floor)	8.83%	11/5/2031	2,784	2,751	2,784	0.4%
Hornblower Sub LLC - Revolving Credit Line (6)	Transportation	SOFR + 5.50% (1.00% floor) + 1.50% PIK	9.25%	7/3/2029	—	(3)	(14)	0.0%
Hornblower Sub LLC - Term Loan (7)	Transportation	SOFR + 5.50% (1.00% floor) + 1.50% PIK	9.25%	7/3/2029	2,896	2,877	2,809	0.4%
Hy-Tek Opco LLC - Revolving Credit Line (6)	Software & Services	SOFR + 5.50% (1.00% floor)	9.41%	9/19/2028	213	209	196	0.0%
Hy-Tek Opco LLC - Term Loan (22)	Software & Services	SOFR + 5.50% (1.00% floor)	9.58%	9/19/2028	4,470	4,446	4,381	0.6%
Identiti Resources LLC - Revolving Credit Line (6)	Commercial & Professional Services	SOFR + 5.00% (1.00% floor)	8.91%	11/1/2029	116	113	116	0.0%
Identiti Resources LLC - Term Loan (22)	Commercial & Professional Services	SOFR + 5.00% (1.00% floor)	8.91%	11/1/2029	4,442	4,408	4,442	0.7%
Impact Climate Technologies LLC - Add-On Term Loan (8)(20)(22)	Consumer Services	SOFR + 6.00% (2.25% floor)	10.23%	4/4/2030	350	342	343	0.1%
Impact Climate Technologies LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 6.00% (2.25% floor)	10.08%	4/4/2030	712	712	697	0.1%
Impact Climate Technologies LLC - Term Loan (8)(20)(22)	Consumer Services	SOFR + 6.00% (2.25% floor)	10.23%	4/4/2030	2,011	1,976	1,968	0.3%
Imperative Holdings Corporation, LLC - Term Loan (20)	Energy	SOFR + 5.50% (1.00% floor)	9.57%	7/31/2031	14,267	14,053	14,067	2.1%
In Vitro Sciences LLC - Delayed Draw Term Loan (8)	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	10.03%	2/28/2029	589	588	565	0.1%
In Vitro Sciences LLC - Revolving Credit Line (6)(8)	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	10.34%	2/28/2029	71	70	64	0.0%
In Vitro Sciences LLC - Term Loan (8)(22)	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	10.03%	2/28/2029	2,668	2,647	2,559	0.4%
Innovate 32 Services LLC - Delayed Draw Term Loan (6)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.58%	10/29/2031	336	321	316	0.0%
Innovate 32 Services LLC - Term Loan (22)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.58%	10/29/2031	1,995	1,966	1,975	0.3%
Integrated Openings Solutions LLC - 4th Amendment Term Loan (22)	Capital Goods	SOFR + 5.00% (1.00% floor)	9.08%	11/20/2029	272	268	264	0.0%
Integrated Openings Solutions LLC - 5th Amendment Term Loan (22)	Capital Goods	SOFR + 5.00% (1.00% floor)	9.08%	11/20/2029	357	353	348	0.1%
Integrated Openings Solutions LLC - Delayed Draw Term Loan (22)	Capital Goods	SOFR + 5.00% (1.00% floor)	9.08%	11/20/2029	4,078	4,076	3,968	0.6%
Integrated Openings Solutions LLC - Revolving Credit Line (6)	Capital Goods	SOFR + 5.00% (1.00% floor)	9.08%	11/20/2029	126	122	116	0.0%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments
First Lien Senior Secured
Integrity Marketing Acquisition, LLC - Revolving Credit Line (6)	Financial Services	SOFR + 5.00% (0.75% floor)	8.67%	8/25/2028	$—	$(1)	$—	0.0%
Integrity Marketing Acquisition, LLC - Term Loan (7)	Financial Services	SOFR + 5.00% (0.75% floor)	8.76%	8/25/2028	18,721	18,712	18,721	2.7%
Jetson Buyer, Inc. - Revolving Credit Line (6)	Software & Services	SOFR + 4.75% (1.00% floor)	8.83%	4/9/2030	—	(3)	—	0.0%
Jetson Buyer, Inc. - Term Loan (22)	Software & Services	SOFR + 4.75% (1.00% floor)	8.83%	4/9/2030	2,559	2,541	2,559	0.4%
Juvare, LLC - Delayed Draw Term Loan (6)	Software & Services	SOFR + 5.25% (0.50% floor)	8.91%	5/1/2031	—	—	(14)	0.0%
Juvare, LLC - Revolving Credit Line (6)	Software & Services	SOFR + 5.25% (0.50% floor)	9.00%	5/1/2031	1,595	1,588	1,571	0.2%
Juvare, LLC - Term Loan (7)	Software & Services	SOFR + 5.25% (0.50% floor)	9.00%	5/1/2031	11,850	11,799	11,696	1.7%
KCK Ltd - Revolving Credit Line (9)(17)	Financial Services	SOFR + 6.00%	9.72%	9/27/2030	4,590	4,546	4,590	0.7%
KCK Ltd - Term Loan (8)(9)(17)	Financial Services	SOFR + 6.00%	9.72%	9/27/2030	13,770	13,633	13,770	2.0%
Kemper Sports Management, LLC - Delayed Draw Term Loan (7)(8)	Consumer Services	SOFR + 4.50% (1.00% floor)	8.40%	10/11/2029	440	438	440	0.1%
Kemper Sports Management, LLC - Revolving Credit Line (6)(8)	Consumer Services	SOFR + 4.50% (1.00% floor)	8.40%	10/11/2029	—	(1)	—	0.0%
Kemper Sports Management, LLC - Term Loan (7)(8)	Consumer Services	SOFR + 4.50% (1.00% floor)	8.40%	10/11/2029	1,813	1,805	1,813	0.3%
KeyMe, LLC - Delayed Draw Term Loan (6)	Consumer Discretionary Distribution & Retail	SOFR + 5.25% (0.75% floor)	8.91%	5/4/2032	—	(8)	(15)	0.0%
KeyMe, LLC - Revolving Credit Line (6)	Consumer Discretionary Distribution & Retail	SOFR + 5.25% (0.75% floor)	8.91%	5/4/2032	—	(10)	(10)	0.0%
KeyMe, LLC - Term Loan (7)	Consumer Discretionary Distribution & Retail	SOFR + 5.25% (0.75% floor)	9.00%	5/4/2032	11,234	11,125	11,133	1.6%
Krayden Holdings, Inc. - Add-On Term Loan (22)	Capital Goods	SOFR + 4.75% (1.00% floor)	8.83%	3/1/2029	858	852	856	0.1%
Krayden Holdings, Inc. - Delayed Draw Term Loan A (22)	Capital Goods	SOFR + 4.75% (1.00% floor)	8.83%	3/1/2029	255	250	255	0.0%
Krayden Holdings, Inc. - Delayed Draw Term Loan B (22)	Capital Goods	SOFR + 4.75% (1.00% floor)	8.83%	3/1/2029	255	250	255	0.0%
Krayden Holdings, Inc. - Delayed Draw Term Loan C	Capital Goods	SOFR + 4.75% (1.00% floor)	8.83%	3/1/2029	267	267	267	0.0%
Krayden Holdings, Inc. - Revolving Credit Line (6)	Capital Goods	SOFR + 4.75% (1.00% floor)	8.99%	3/1/2029	226	221	225	0.0%
Krayden Holdings, Inc. - Term Loan (22)	Capital Goods	SOFR + 4.75% (1.00% floor)	8.83%	3/1/2029	1,340	1,318	1,337	0.2%
Lakewood Acquisition, LLC - Revolving Credit Line (6)	Consumer Durables & Apparel	SOFR + 6.00% (1.00% floor)	9.86%	1/24/2030	377	364	368	0.1%
Lakewood Acquisition, LLC - Term Loan	Consumer Durables & Apparel	SOFR + 6.00% (1.00% floor)	9.76%	1/24/2030	12,514	12,362	12,401	1.8%
Leap Service Partners LLC - Delayed Draw Term Loan (22)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.33%	3/15/2029	1,724	1,712	1,724	0.3%
Leap Service Partners LLC - Delayed Draw Term Loan B (22)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.33%	3/15/2029	1,999	1,987	1,999	0.3%
Leap Service Partners LLC - Delayed Draw Term Loan C (22)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.33%	3/15/2029	3,507	3,491	3,507	0.5%
Leap Service Partners LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.33%	3/15/2029	—	(5)	—	0.0%
Leap Service Partners LLC - Term Loan (22)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.33%	3/15/2029	1,605	1,589	1,605	0.2%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments
First Lien Senior Secured
Learn-it Systems, LLC - Delayed Draw Term Loan A (6)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.59%	7/10/2031	$1,415	$1,383	$1,408	0.2%
Learn-it Systems, LLC - Delayed Draw Term Loan B (6)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.50%	7/10/2031	—	—	(1)	0.0%
Learn-it Systems, LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.50%	7/10/2031	367	345	363	0.1%
Learn-it Systems, LLC - Term Loan (7)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.50%	7/10/2031	13,761	13,580	13,734	2.0%
Lenticular Holdings, Inc. - Delayed Draw Term Loan (6)	Capital Goods	SOFR + 4.50% (0.50% floor)	8.58%	9/16/2033	—	—	(4)	0.0%
Lenticular Holdings, Inc. - Term Loan (22)	Capital Goods	SOFR + 4.50% (0.50% floor)	8.58%	9/16/2033	2,035	2,015	2,015	0.3%
Lindstrom LLC - Revolving Credit Line (6)	Capital Goods	SOFR + 5.25% (0.75% floor)	9.33%	12/30/2032	—	(16)	—	0.0%
Lindstrom LLC - Term Loan (22)	Capital Goods	SOFR + 5.25% (0.75% floor)	9.16%	12/30/2032	8,155	8,042	8,155	1.2%
Lindstrom, LLC - Revolving Credit Line (6)(8)	Capital Goods	SOFR + 5.25% (0.75% floor)	9.15%	12/30/2032	—	(26)	—	0.0%
Lindstrom, LLC - Term Loan (8)	Capital Goods	SOFR + 5.25% (0.75% floor)	9.15%	12/30/2032	13,005	12,825	13,005	1.9%
LTC Consulting Services LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.58%	5/1/2031	—	(4)	—	0.0%
LTC Consulting Services LLC - Term Loan (22)	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.58%	5/1/2031	6,594	6,542	6,594	1.0%
M&D Midco, Inc. - 1st Amendment Delayed Draw Term Loan (8)(22)	Capital Goods	SOFR + 6.00% (1.00% floor)	10.23%	8/31/2028	819	816	790	0.1%
M&D Midco, Inc. - 3rd Amendment Delayed Draw Term Loan (6)	Capital Goods	SOFR + 6.00% (1.00% floor)	10.08%	8/31/2028	—	(3)	(36)	0.0%
M&D Midco, Inc. - 3rd Amendment Term Loan (8)(22)	Capital Goods	SOFR + 6.00% (1.00% floor)	10.23%	8/31/2028	1,429	1,422	1,379	0.2%
M&D Midco, Inc. - Delayed Draw Term Loan (8)(22)	Capital Goods	SOFR + 6.00% (1.00% floor)	10.23%	8/31/2028	486	483	469	0.1%
M&D Midco, Inc. - Revolving Credit Line (6)(8)	Capital Goods	SOFR + 6.00% (1.00% floor)	10.23%	8/31/2028	563	559	536	0.1%
M&D Midco, Inc. - Term Loan (8)(22)	Capital Goods	SOFR + 6.00% (1.00% floor)	10.23%	8/31/2028	1,377	1,370	1,328	0.2%
Magic Valley Electric LLC - Delayed Draw Term Loan (6)	Capital Goods	SOFR + 4.75% (1.00% floor)	8.66%	4/7/2031	—	(17)	(27)	0.0%
Magic Valley Electric LLC - Revolving Credit Line (6)	Capital Goods	SOFR + 4.75% (1.00% floor)	8.66%	4/7/2031	—	(3)	(5)	0.0%
Magic Valley Electric LLC - Term Loan (22)	Capital Goods	SOFR + 4.75% (1.00% floor)	8.66%	4/7/2031	1,353	1,337	1,329	0.2%
Midwest Eye Services LLC - Delayed Draw Term Loan A (8)(22)	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.73%	8/21/2028	1,218	1,207	1,195	0.2%
Midwest Eye Services LLC - Delayed Draw Term Loan B (6)(8)	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.73%	8/21/2028	2,149	2,142	2,096	0.3%
Midwest Eye Services LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.58%	8/21/2028	—	(4)	(13)	0.0%
Midwest Eye Services LLC - Term Loan (8)(22)	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.73%	8/21/2028	724	717	710	0.1%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments
First Lien Senior Secured
Military Retail Solutions, LLC - Delayed Draw Term Loan (8)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.15%	6/28/2029	$1,507	$1,485	$1,504	0.2%
Military Retail Solutions, LLC - Delayed Draw Term Loan B	Consumer Staples Distribution & Retail	SOFR + 5.75% (1.00% floor)	9.44%	6/16/2027	529	521	529	0.1%
Military Retail Solutions, LLC - Revolving Credit Line (6)(8)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.15%	6/28/2029	—	(8)	(3)	0.0%
Military Retail Solutions, LLC - Term Loan (7)(8)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.15%	6/28/2029	12,086	11,937	12,038	1.8%
NDH Advisors LLC - Delayed Draw Term Loan (6)	Commercial & Professional Services	SOFR + 4.75% (0.75% floor)	8.83%	8/17/2033	—	(8)	(15)	0.0%
NDH Advisors LLC - Revolving Credit Line (6)	Commercial & Professional Services	SOFR + 4.75% (0.75% floor)	8.83%	8/17/2033	—	(3)	(3)	0.0%
NDH Advisors LLC - Term Loan (22)	Commercial & Professional Services	SOFR + 4.75% (0.75% floor)	8.66%	8/17/2033	1,528	1,512	1,512	0.2%
NE Ortho Management Services LLC - Delayed Draw Term Loan (6)(22)	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	9.08%	12/13/2030	2,849	2,810	2,717	0.4%
NE Ortho Management Services LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	9.08%	12/13/2030	111	106	102	0.0%
Nuclear Care Partners Holdings, Inc. - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 4.25% (1.00% floor)	7.91%	10/1/2030	—	(16)	(6)	0.0%
Nuclear Care Partners Holdings, Inc. - Term Loan (7)	Health Care Equipment & Services	SOFR + 4.25% (1.00% floor)	7.91%	10/1/2030	6,541	6,470	6,515	1.0%
Nuclear Care Partners Holdings, Inc. - Term Loan B (8)	Health Care Equipment & Services	SOFR + 4.25% (1.00% floor)	8.24%	10/1/2030	5,270	5,217	5,249	0.8%
O2B Early Education Holding, Inc. - Delayed Draw Term Loan (6)	Consumer Services	SOFR + 4.50% (1.00% floor)	8.58%	5/29/2031	—	(5)	—	0.0%
O2B Early Education Holding, Inc. - Revolving Credit Line (6)	Consumer Services	SOFR + 4.50% (1.00% floor)	8.58%	5/29/2031	—	(5)	—	0.0%
O2B Early Education Holding, Inc. - Term Loan (22)	Consumer Services	SOFR + 4.50% (1.00% floor)	8.58%	5/29/2031	2,016	2,001	2,016	0.3%
Obra CICS Finance, LLC - Term Loan (9)	Insurance	SOFR + 5.00% (3.00% floor)	11.40%	12/31/2030	23,571	23,502	23,571	3.5%
OEP Wheeler Buyer, LLC - Revolving Credit Line (6)	Capital Goods	SOFR + 5.00% (1.00% floor)	8.74%	4/1/2030	—	(33)	—	0.0%
OEP Wheeler Buyer, LLC - Term Loan (7)	Capital Goods	SOFR + 5.00% (1.00% floor)	8.66%	4/1/2030	3,066	3,032	3,066	0.4%
OL Texas Restaurants, LLC - Revolving Credit Line (6)(8)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.53%	8/29/2029	163	162	142	0.0%
OL Texas Restaurants, LLC - Term Loan (7)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.43%	8/29/2029	1,435	1,431	1,303	0.2%
OpCo Borrower, LLC - Term Loan C (7)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.98%	5/8/2030	10,041	9,934	9,971	1.5%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments
First Lien Senior Secured
P.J. Fitzpatrick LLC - Delayed Draw Term Loan (6)	Consumer Services	SOFR + 4.75% (1.00% floor)	8.83%	8/1/2031	$813	$804	$813	0.1%
P.J. Fitzpatrick LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 4.75% (1.00% floor)	8.83%	8/1/2031	—	(13)	—	0.0%
P.J. Fitzpatrick LLC - Term Loan (22)	Consumer Services	SOFR + 4.75% (1.00% floor)	8.83%	8/1/2031	4,348	4,291	4,348	0.6%
PAK Quality Foods Acquisition LLC - 1st Amendment Delayed Draw Term Loan (6)	Consumer Staples Distribution & Retail	SOFR + 5.75% (1.00% floor)	9.83%	12/28/2029	—	(1)	—	0.0%
PAK Quality Foods Acquisition LLC - Delayed Draw Term Loan (8)(22)	Consumer Staples Distribution & Retail	SOFR + 5.75% (1.00% floor)	9.77%	12/28/2029	532	527	532	0.1%
PAK Quality Foods Acquisition LLC - Revolving Credit Line (6)(8)	Consumer Staples Distribution & Retail	SOFR + 5.75% (1.00% floor)	9.77%	12/28/2029	134	131	134	0.0%
PAK Quality Foods Acquisition LLC - Term Loan (8)(22)	Consumer Staples Distribution & Retail	SOFR + 5.75% (1.00% floor)	9.77%	12/28/2029	2,098	2,071	2,098	0.3%
Palmetto Longevity Fund, LLC - Delayed Draw Term Loan	Insurance	SOFR + 6.50% (1.50% floor)	10.40%	4/11/2030	1,846	1,825	1,820	0.3%
Palmetto Longevity Fund, LLC - Revolving Credit Line (6)	Insurance	SOFR + 6.50% (1.50% floor)	10.40%	4/11/2030	715	672	658	0.1%
Palmetto Longevity Fund, LLC - Term Loan	Insurance	SOFR + 6.50% (1.50% floor)	10.19%	4/11/2030	12,166	12,038	11,996	1.8%
Pansophic Learning US, LLC - Delayed Draw Term Loan (7)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.16%	5/15/2029	1,467	1,447	1,467	0.2%
Pansophic Learning US, LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.58%	5/15/2029	—	(12)	—	0.0%
Pansophic Learning US, LLC - Term Loan (7)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.16%	5/15/2029	11,726	11,567	11,726	1.7%
Pansophic Learning US, LLC - Term Loan B	Consumer Services	SOFR + 5.25% (1.00% floor)	9.14%	5/15/2029	563	554	563	0.1%
Pediatric Home Respiratory Services LLC - Add-On Term Loan (22)	Health Care Equipment & Services	SOFR + 5.25% (0.75% floor)	9.33%	12/23/2030	3,488	3,476	3,488	0.5%
Pediatric Home Respiratory Services LLC - Delayed Draw Term Loan (6)	Health Care Equipment & Services	SOFR + 5.25% (0.75% floor)	9.33%	12/23/2030	—	(2)	—	0.0%
Pediatric Home Respiratory Services LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 5.25% (0.75% floor)	9.33%	12/23/2030	—	(2)	—	0.0%
Pediatric Home Respiratory Services LLC - Term Loan (22)	Health Care Equipment & Services	SOFR + 5.25% (0.75% floor)	9.33%	12/23/2030	4,531	4,515	4,531	0.7%
Pediatric Home Respiratory Services, LLC - Delayed Draw Term Loan (6)	Health Care Equipment & Services	SOFR + 5.25% (0.75% floor)	9.29%	12/23/2030	—	(3)	—	0.0%
Pediatric Home Respiratory Services, LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 5.25% (0.75% floor)	9.50%	12/23/2030	—	(4)	—	0.0%
Pediatric Home Respiratory Services, LLC - Term Loan (7)	Health Care Equipment & Services	SOFR + 5.25% (0.75% floor)	9.29%	12/23/2030	9,647	9,611	9,647	1.4%
Pediatric Home Respiratory Services, LLC - Term Loan B (8)	Health Care Equipment & Services	SOFR + 5.25% (0.75% floor)	9.04%	12/23/2030	983	979	983	0.1%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments
First Lien Senior Secured
Peer Advisors LLC - Term Loan (7)	Financial Services	SOFR + 6.75% (1.00% floor)	10.64%	4/4/2030	$19,094	$18,872	$18,903	2.8%
Perennial Services Group LLC - Delayed Draw Term Loan (6)	Consumer Services	SOFR + 4.50% (0.75% floor)	8.58%	12/23/2032	1,759	1,743	1,629	0.2%
Perennial Services Group LLC - Revolving Credit Line (6)	Consumer Services	Prime rate + 3.50% and SOFR + 4.50% (0.75% floor)	8.90%	12/23/2032	376	369	347	0.1%
Perennial Services Group LLC - Term Loan (22)	Consumer Services	SOFR + 4.50% (0.75% floor)	8.58%	12/23/2032	4,947	4,900	4,769	0.7%
Periscope Cybermaxx Buyer, Inc - Delayed Draw Term Loan (6)	Software & Services	SOFR + 5.50% (1.00% floor)	9.40%	11/5/2029	382	370	345	0.1%
Periscope Cybermaxx Buyer, Inc - Revolving Credit Line (6)	Software & Services	SOFR + 5.50% (1.00% floor)	9.40%	11/5/2029	275	269	263	0.0%
Periscope Cybermaxx Buyer, Inc - Term Loan (7)	Software & Services	SOFR + 5.50% (1.00% floor)	9.23%	11/5/2029	7,565	7,490	7,429	1.1%
Petvet Care Centers, LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 6.00% (0.75% floor)	9.74%	11/15/2030	707	688	469	0.1%
Petvet Care Centers, LLC - Term Loan (7)	Health Care Equipment & Services	SOFR + 6.00% (0.75% floor)	9.73%	11/15/2030	13,186	13,010	11,406	1.7%
PF Carrus Careers, LLC - Revolving Credit Line (6)(8)	Consumer Services	SOFR + 4.75% (3.00% floor)	8.48%	11/13/2031	357	350	357	0.1%
PF Carrus Careers, LLC - Term Loan A (8)	Consumer Services	SOFR + 4.75% (3.00% floor)	8.82%	11/13/2031	3,621	3,590	3,621	0.5%
PF Carrus Careers, LLC - Term Loan B (8)	Consumer Services	SOFR + 8.93% (3.00% floor)	13.00%	11/13/2031	1,711	1,663	1,690	0.2%
PNB Holdings III LLC - Delayed Draw Term Loan (6)	Transportation	SOFR + 4.50% (1.00% floor)	8.58%	9/17/2030	—	(6)	—	0.0%
PNB Holdings III LLC - Revolving Credit Line (6)	Transportation	SOFR + 4.50% (1.00% floor)	8.58%	9/17/2030	82	74	82	0.0%
PNB Holdings III LLC - Term Loan (22)	Transportation	SOFR + 4.50% (1.00% floor)	8.41%	9/17/2030	2,405	2,378	2,405	0.4%
Prestige Backyards LLC - Delayed Draw Term Loan (6)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.33%	8/7/2031	—	(26)	(61)	0.0%
Prestige Backyards LLC - Revolving Credit Line (6)	Consumer Services	Prime + 4.25% (1.00% floor)	11.25%	8/7/2031	84	67	43	0.0%
Prestige Backyards LLC - Term Loan (22)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.16%	8/7/2031	4,979	4,916	4,834	0.7%
Primetac Acquisition, LLC - Revolving Credit Line (6)	Capital Goods	SOFR + 5.25% (1.00% floor)	9.33%	9/28/2032	70	66	66	0.0%
Primetac Acquisition, LLC - Term Loan (22)	Capital Goods	SOFR + 5.25% (1.00% floor)	9.33%	9/28/2032	3,562	3,526	3,526	0.5%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments
First Lien Senior Secured
Project Pathfinder Borrower, LLC - Revolving Credit Line (6)	Software & Services	SOFR + 4.75% (0.75% floor)	8.59%	1/22/2032	$—	$(15)	$—	0.0%
Project Pathfinder Borrower, LLC - Term Loan	Software & Services	SOFR + 4.75% (0.75% floor)	8.59%	1/22/2032	19,977	19,825	19,977	2.9%
Project Pathfinder Borrower, LLC - Term Loan B	Software & Services	SOFR + 4.75% (0.75% floor)	8.59%	1/22/2032	1,495	1,483	1,495	0.2%
PURIS, LLC - Term Loan (7)	Commercial & Professional Services	SOFR + 5.75% (1.00% floor)	9.47%	6/27/2031	19,688	19,866	19,609	2.9%
Purple Cow Buyer LLC - Delayed Draw Term Loan (6)	Commercial & Professional Services	SOFR + 5.00% (1.00% floor)	9.08%	11/5/2030	332	321	320	0.0%
Purple Cow Buyer LLC - Revolving Credit Line (6)	Commercial & Professional Services	SOFR + 5.00% (1.00% floor)	9.08%	11/5/2030	94	92	91	0.0%
Purple Cow Buyer LLC - Term Loan (22)	Commercial & Professional Services	SOFR + 5.00% (1.00% floor)	9.08%	11/5/2030	1,638	1,621	1,618	0.2%
QM Buyer, Inc. - Delayed Draw Term Loan (6)	Software & Services	SOFR + 5.00% (1.00% floor)	9.08%	12/6/2030	442	435	425	0.1%
QM Buyer, Inc. - Revolving Credit Line (6)	Software & Services	SOFR + 5.00% (1.00% floor)	9.08%	12/6/2030	—	(6)	(9)	0.0%
QM Buyer, Inc. - Term Loan (22)	Software & Services	SOFR + 5.00% (1.00% floor)	9.08%	12/6/2030	3,603	3,562	3,552	0.5%
Rails International, LLC - Revolving Credit Line (6)	Consumer Discretionary Distribution & Retail	SOFR + 6.25% (2.00% floor)	10.57%	12/20/2029	—	(30)	(9)	0.0%
Rails International, LLC - Term Loan (7)	Consumer Discretionary Distribution & Retail	SOFR + 6.25% (2.00% floor)	9.98%	12/20/2029	12,466	12,291	12,416	1.8%
Rapid Buyer LLC - Delayed Draw Term Loan (6)	Capital Goods	SOFR + 4.75% (1.00% floor)	8.83%	10/15/2030	—	(7)	—	0.0%
Rapid Buyer LLC - Revolving Credit Line (6)	Capital Goods	SOFR + 4.75% (1.00% floor)	8.83%	10/15/2030	—	(7)	—	0.0%
Rapid Buyer LLC - Term Loan (22)	Capital Goods	SOFR + 4.75% (1.00% floor)	9.02%	10/15/2030	2,354	2,329	2,354	0.3%
Rau Group Holdings, LLC - Revolving Credit Line (6)	Consumer Durables & Apparel	SOFR + 5.50% (1.00% floor)	9.23%	7/2/2031	—	(17)	(15)	0.0%
Rau Group Holdings, LLC - Term Loan	Consumer Durables & Apparel	SOFR + 5.50% (1.00% floor)	9.23%	7/2/2031	5,508	5,427	5,442	0.8%
Redwood MSO LLC - Delayed Draw Term Loan (22)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.83%	12/20/2029	780	774	757	0.1%
Redwood MSO LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.83%	12/20/2029	216	211	205	0.0%
Redwood MSO LLC - Term Loan (22)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.83%	12/20/2029	4,791	4,723	4,647	0.7%
Refocus Management Services LLC - 2nd Amendment Delayed Draw Term Loan (22)	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	9.08%	2/14/2029	2,247	2,217	2,238	0.3%
Refocus Management Services LLC - Delayed Draw Term Loan (8)(22)	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	9.18%	2/14/2029	1,037	1,018	1,032	0.2%
Refocus Management Services LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	9.08%	2/14/2029	—	(3)	(1)	0.0%
Refocus Management Services LLC - Term Loan (8)(22)	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	9.18%	2/14/2029	2,668	2,630	2,658	0.4%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments
First Lien Senior Secured
Renovation Systems LLC - Add-On Delayed Draw Term Loan (22)	Commercial & Professional Services	SOFR + 4.00% (1.00% floor)	8.08%	7/24/2028	$1,038	$1,032	$764	0.1%
Renovation Systems LLC - Add-On Delayed Draw Term Loan D (6)	Commercial & Professional Services	SOFR + 4.00% (1.00% floor) + 2.50% PIK	10.50%	7/24/2028	163	162	93	0.0%
Renovation Systems LLC - Delayed Draw Term Loan (22)	Commercial & Professional Services	SOFR + 4.00% (1.00% floor) + 2.50% PIK	8.08%	7/24/2028	237	235	175	0.0%
Renovation Systems LLC - Revolving Credit Line (6)	Commercial & Professional Services	Prime rate + 3.00% and SOFR + 4.00% (1.00% floor) + 2.50% PIK	11.35%	7/24/2028	126	125	92	0.0%
Renovation Systems LLC - Term Loan (22)	Commercial & Professional Services	SOFR + 4.00% (1.00% floor) + 2.50% PIK	8.08%	7/24/2028	3,544	3,505	2,608	0.4%
Rialto Management Group, LLC - Revolving Credit Line (6)	Financial Services	SOFR + 5.00% (0.75% floor)	8.73%	12/5/2030	—	(9)	(6)	0.0%
Rialto Management Group, LLC - Term Loan (7)	Financial Services	SOFR + 5.00% (0.75% floor)	8.73%	12/5/2030	17,867	17,733	17,759	2.6%
Rialto Management Group, LLC - Term Loan B	Financial Services	SOFR + 5.00% (0.75% floor)	8.90%	12/5/2030	4,000	3,983	3,976	0.6%
Rocket Holdco Intermediate II LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 4.50% (1.00% floor)	8.58%	6/17/2031	—	(8)	(2)	0.0%
Rocket Holdco Intermediate II LLC - Term Loan (22)	Consumer Services	SOFR + 4.50% (1.00% floor)	8.58%	6/17/2031	2,948	2,917	2,942	0.4%
Rome Borrower LLC - Delayed Draw Term Loan (6)	Commercial & Professional Services	SOFR + 4.25% (0.75% floor)	8.33%	1/14/2033	339	334	339	0.0%
Rome Borrower LLC - Revolving Credit Line (6)	Commercial & Professional Services	SOFR + 4.25% (0.75% floor)	8.33%	1/14/2033	—	(3)	—	0.0%
Rome Borrower LLC - Term Loan (22)	Commercial & Professional Services	SOFR + 4.25% (0.75% floor)	8.33%	1/14/2033	1,271	1,259	1,271	0.2%
RPC TopCo, Inc. - Revolving Credit Line (6)	Consumer Discretionary Distribution & Retail	SOFR + 4.50% (1.00% floor)	8.58%	9/2/2031	—	(6)	—	0.0%
RPC TopCo, Inc. - Term Loan (22)	Consumer Discretionary Distribution & Retail	SOFR + 4.50% (1.00% floor)	8.58%	9/2/2031	3,307	3,272	3,307	0.5%
Salisbury House, LLC - Delayed Draw Term Loan (6)	Consumer Services	SOFR + 4.75% (0.75% floor)	8.51%	8/18/2032	664	651	664	0.1%
Salisbury House, LLC - Delayed Draw Term Loan B (6)	Consumer Services	SOFR + 5.00% (0.75% floor)	8.89%	8/18/2032	—	—	—	0.0%
Salisbury House, LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 4.75% (0.75% floor)	8.90%	8/18/2032	285	271	285	0.0%
Salisbury House, LLC - Term Loan (7)	Consumer Services	SOFR + 4.75% (0.75% floor)	9.00%	8/18/2032	11,703	11,601	11,703	1.7%
Salisbury House, LLC - Term Loan B	Consumer Services	SOFR + 5.00% (0.75% floor)	8.89%	8/18/2032	669	663	669	0.1%
Salt US Holdco, LLC - Delayed Draw Term Loan (7)	Transportation	SOFR + 5.73% (1.00% floor)	9.46%	7/31/2029	662	657	662	0.1%
Salt US Holdco, LLC - Delayed Draw Term Loan B (6)	Transportation	SOFR + 5.73% (1.00% floor)	9.46%	7/31/2029	949	931	949	0.1%
Salt US Holdco, LLC - Term Loan	Transportation	SOFR + 5.73% (1.00% floor)	9.81%	7/31/2029	1,964	1,951	1,964	0.3%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments
First Lien Senior Secured
Sarasota US Intermediate, Inc. - Term Loan (7)	Consumer Services	SOFR + 4.75% (1.00% floor)	8.82%	12/15/2031	$12,137	$11,999	$12,100	1.8%
Seatex Merger Sub, LLC - Delayed Draw Term Loan	Materials	SOFR + 6.25% (1.00% floor)	10.32%	10/22/2029	2,831	2,800	2,545	0.4%
Seatex Merger Sub, LLC - Revolving Credit Line	Materials	SOFR + 6.25% (1.00% floor)	10.07%	10/22/2029	1,426	1,413	1,282	0.2%
Seatex Merger Sub, LLC - Term Loan (7)	Materials	SOFR + 6.25% (1.00% floor)	9.98%	10/22/2029	7,707	7,632	6,929	1.0%
Seawolf Buyer LLC - Delayed Draw Term Loan (6)	Materials	SOFR + 4.75% (1.00% floor)	8.83%	8/8/2031	—	(6)	—	0.0%
Seawolf Buyer LLC - Revolving Credit Line (6)	Materials	SOFR + 5.00% (1.00% floor)	9.08%	8/8/2031	—	(13)	—	0.0%
Seawolf Buyer LLC - Term Loan (22)	Materials	SOFR + 4.75% (1.00% floor)	8.83%	8/8/2031	6,353	6,270	6,352	0.9%
Security Services Acquisition Sub Corp. - 11th Amendment Term Loan A (8)(20)(22)	Commercial & Professional Services	SOFR + 5.75% (1.00% floor)	9.76%	9/30/2027	1,474	1,474	1,459	0.2%
Security Services Acquisition Sub Corp. - 12th Amendment Term Loan A (8)(20)(22)	Commercial & Professional Services	SOFR + 5.75% (1.00% floor)	9.76%	9/30/2027	412	409	408	0.1%
Security Services Acquisition Sub Corp. - 7th Amendment Delayed Draw Term Loan (8)(20)(22)	Commercial & Professional Services	SOFR + 5.75% (1.00% floor)	9.76%	9/30/2027	153	153	151	0.0%
Security Services Acquisition Sub Corp. - 8th Amendment Delayed Draw Term Loan (8)(20)(22)	Commercial & Professional Services	SOFR + 5.75% (1.00% floor)	9.76%	9/30/2027	1,003	1,003	993	0.1%
Security Services Acquisition Sub Corp. - Term Loan (8)(20)(22)	Commercial & Professional Services	SOFR + 5.75% (1.00% floor)	9.76%	9/30/2027	592	587	586	0.1%
Select Rehabilitation, LLC - Term Loan A (7)	Health Care Equipment & Services	SOFR + 5.00% (5.00% floor)	10.00%	12/29/2028	601	601	601	0.1%
Select Rehabilitation, LLC - Term Loan B (7)(11)(21)	Health Care Equipment & Services	FIXED 7.50% PIK	7.50% PIK	12/29/2028	1,360	620	261	0.0%
Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.00%	3/20/2030	1,501	1,480	1,501	0.2%
Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Loan B (6)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.95%	3/20/2030	—	(24)	—	0.0%
Senior Support Holdings (Franchise) Acquisition, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.29%	3/20/2030	3,457	3,412	3,457	0.5%
Senior Support Holdings (Franchise) Acquisition, Inc. - Term Loan B	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.00%	3/20/2030	8,824	8,739	8,824	1.3%
SGA Dental Partners Sub Holdings LLC - Term Loan (20)(22)	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	10.08%	6/13/2031	2,624	2,574	2,577	0.4%
Simon Pearce LLC - Revolving Credit Line (6)	Consumer Durables & Apparel	SOFR + 4.50% (1.00% floor)	8.58%	10/21/2030	—	(6)	—	0.0%
Simon Pearce LLC - Term Loan (8)(22)	Consumer Durables & Apparel	SOFR + 4.50% (1.00% floor)	8.84%	10/21/2030	3,790	3,757	3,790	0.6%
SitusAMC Holdings Corporation - Term Loan (7)	Financial Services	SOFR + 5.50% (0.75% floor)	9.23%	5/14/2031	21,465	21,373	21,465	3.1%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments
First Lien Senior Secured
SL Buyer Corp. - Delayed Draw Term Loan (6)	Software & Services	SOFR + 7.25% (1.00% floor)	11.07%	4/16/2030	$961	$938	$837	0.1%
SL Buyer Corp. - Revolving Credit Line (6)	Software & Services	SOFR + 7.25% (1.00% floor)	11.07%	4/16/2030	—	(7)	(25)	0.0%
SL Buyer Corp. - Term Loan (7)	Software & Services	SOFR + 7.50% (1.00% floor)	11.32%	4/16/2030	17,807	17,634	17,237	2.5%
Solidcore Topco, LLC - Delayed Draw Term Loan (6)(7)	Consumer Services	SOFR + 5.75% (1.50% floor)	9.41%	11/4/2030	—	(22)	—	0.0%
Solidcore Topco, LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.75% (1.50% floor)	9.59%	11/4/2030	389	367	389	0.1%
Solidcore Topco, LLC - Term Loan (7)	Consumer Services	SOFR + 5.75% (1.50% floor)	9.41%	11/4/2030	15,976	15,743	15,976	2.3%
Sparkle Holdco 2 Corp. - Revolving Credit Line (6)	Consumer Services	SOFR + 7.25% (1.00% floor)	10.94%	1/16/2031	293	277	278	0.0%
Sparkle Holdco 2 Corp. - Term Loan (7)	Consumer Services	SOFR + 7.25% (1.00% floor)	11.15%	1/16/2031	4,234	4,123	4,133	0.6%
Sparta Capital Management, LLC - Delayed Draw Term Loan (20)	Financial Services	SOFR + 5.25% (1.50% floor)	8.94%	8/17/2029	5,409	5,369	5,393	0.8%
Sparta Capital Management, LLC - Delayed Draw Term Loan B (6)(20)	Financial Services	SOFR + 5.25% (1.50% floor)	9.19%	8/17/2029	2,324	2,297	2,315	0.3%
Sparta Capital Management, LLC - Term Loan (7)(20)	Financial Services	SOFR + 5.25% (1.50% floor)	8.98%	8/17/2029	6,182	6,134	6,163	0.9%
Spartan CP, LLC - Delayed Draw Term Loan (7)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.65%	6/28/2029	2,031	2,010	2,027	0.3%
Spartan CP, LLC - Delayed Draw Term Loan B (6)(7)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.07%	6/28/2029	2,671	2,623	2,664	0.4%
Spartan CP, LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.65%	6/28/2029	248	241	248	0.0%
Spartan CP, LLC - Term Loan (7)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.65%	6/28/2029	4,452	4,396	4,443	0.7%
Spartan CP, LLC - Term Loan B (7)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.48%	6/28/2029	3,949	3,893	3,941	0.6%
Sportime Clubs, LLC - Delayed Draw Term Loan A (6)	Consumer Services	FIXED 12.50%	12.50%	10/17/2029	96	51	82	0.0%
Sportime Clubs, LLC - Delayed Draw Term Loan B (6)	Consumer Services	FIXED 18.00%	18.00%	10/17/2029	602	602	580	0.1%
Sportime Clubs, LLC - Revolving Credit Line (6)	Consumer Services	SOFR + 6.50% (1.00% floor)	10.82%	10/17/2029	—	(4)	(1)	0.0%
Sportime Clubs, LLC - Term Loan A (7)	Consumer Services	SOFR + 6.50% (1.00% floor)	10.23%	10/17/2029	6,725	6,634	6,698	1.0%
Sportime Clubs, LLC - Term Loan B (7)	Consumer Services	FIXED 18.00%	18.00%	10/17/2029	1,443	1,412	1,426	0.2%
Star Logistics & Hospitality Services LLC - Delayed Draw Term Loan (6)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.33%	6/18/2029	368	360	333	0.0%
Star Logistics & Hospitality Services LLC - Revolving Credit Line (6)(8)	Consumer Services	Prime rate + 5.25% and SOFR + 4.25% (1.00% floor)	9.79%	6/18/2029	482	476	470	0.1%
Star Logistics & Hospitality Services LLC - Term Loan (22)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.33%	6/18/2029	2,304	2,280	2,253	0.3%
StartKleen Legacy Holdings LLC - Delayed Draw Term Loan (6)	Commercial & Professional Services	SOFR + 4.50% (1.00% floor)	8.58%	3/14/2031	—	(6)	—	0.0%
StartKleen Legacy Holdings LLC - Revolving Credit Line (6)	Commercial & Professional Services	SOFR + 4.50% (1.00% floor)	8.58%	3/14/2031	—	(10)	—	0.0%
StartKleen Legacy Holdings LLC - Term Loan (22)	Commercial & Professional Services	SOFR + 4.50% (1.00% floor)	8.41%	3/14/2031	3,157	3,124	3,157	0.5%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments
First Lien Senior Secured
Stellar Buyer LLC - 1st Amendment Term Loan (22)	Insurance	SOFR + 5.00% (1.00% floor)	9.08%	11/12/2030	$389	$384	$373	0.1%
Stellar Buyer LLC - Delayed Draw Term Loan (6)	Insurance	SOFR + 5.00% (1.00% floor)	9.08%	11/12/2030	863	855	796	0.1%
Stellar Buyer LLC - Revolving Credit Line (6)	Insurance	SOFR + 5.00% (1.00% floor)	9.08%	11/12/2030	328	319	294	0.0%
Stellar Buyer LLC - Term Loan (22)	Insurance	SOFR + 5.00% (1.00% floor)	9.08%	11/12/2030	2,899	2,867	2,780	0.4%
SurfacePrep Buyer LLC - Delayed Draw Term Loan (22)	Capital Goods	SOFR + 4.75% (0.75% floor)	9.02%	2/4/2030	539	535	538	0.1%
SurfacePrep Buyer LLC - Incremental Delayed Draw Term Loan (6)(22)	Capital Goods	SOFR + 4.75% (0.75% floor)	8.99%	2/4/2030	696	693	695	0.1%
SurfacePrep Buyer LLC - Revolving Credit Line (6)	Capital Goods	SOFR + 4.75% (0.75% floor)	8.83%	2/4/2030	—	(6)	(1)	0.0%
SurfacePrep Buyer LLC - Term Loan (22)	Capital Goods	SOFR + 4.75% (0.75% floor)	9.02%	2/4/2030	2,839	2,800	2,833	0.4%
Sylmar Group Holdco LLC - Delayed Draw Term Loan (6)(8)	Utilities	SOFR + 6.50% (1.00% floor)	10.29%	11/24/2031	1,350	1,300	1,276	0.2%
Sylmar Group Holdco LLC - Revolving Credit Line (6)(8)	Utilities	SOFR + 6.50% (1.00% floor)	10.19%	11/24/2031	1,039	1,025	1,011	0.1%
Sylmar Group Holdco LLC - Term Loan (7)(8)	Utilities	SOFR + 6.50% (1.00% floor)	10.19%	11/24/2031	7,791	7,721	7,650	1.1%
The Mutual Group LLC - Revolving Credit Line (6)	Insurance	SOFR + 5.75% (1.00% floor)	9.15%	1/31/2030	—	(7)	—	0.0%
The Mutual Group LLC - Term Loan (7)	Insurance	SOFR + 5.75% (1.00% floor)	9.59%	1/31/2030	9,265	9,170	9,265	1.4%
The Smilist DSO LLC - 2024-1 Delayed Draw Term Loan (22)	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	10.08%	4/4/2029	686	667	686	0.1%
The Smilist DSO LLC - 2024-2 Delayed Draw Term Loan (22)	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	10.08%	4/4/2029	551	547	543	0.1%
The Smilist DSO LLC - Add-On Delayed Draw Term Loan (6)(22)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.33%	4/4/2029	1,792	1,784	1,792	0.3%
The Smilist DSO LLC - Revolving Credit Line (6)(8)	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	10.03%	4/4/2029	124	123	124	0.0%
The Smilist DSO LLC - Term Loan (22)	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	10.08%	4/4/2029	2,538	2,508	2,538	0.4%
Total Fleet Buyer, LLC - Revolving Credit Line (6)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.13%	7/12/2030	—	(13)	—	0.0%
Total Fleet Buyer, LLC - Term Loan (7)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.19%	7/12/2030	5,563	5,496	5,563	0.8%
Total Fleet Buyer, LLC - Term Loan B (7)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.44%	7/12/2030	1,540	1,519	1,540	0.2%
ToxStrategies LLC - Delayed Draw Term Loan (6)	Commercial & Professional Services	SOFR + 4.50% (0.75% floor)	8.58%	11/12/2031	1,132	1,125	1,132	0.2%
ToxStrategies LLC - Revolving Credit Line (6)	Commercial & Professional Services	SOFR + 4.50% (0.75% floor)	8.58%	11/12/2031	—	(7)	—	0.0%
ToxStrategies LLC - Term Loan (22)	Commercial & Professional Services	SOFR + 4.50% (0.75% floor)	8.58%	11/12/2031	6,939	6,873	6,939	1.0%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments
First Lien Senior Secured
TruSource Foods LLC - 1st Amendment Delayed Drawn Term Loan (6)	Consumer Staples Distribution & Retail	SOFR + 5.00% (1.00% floor)	9.08%	8/1/2031	$—	$(14)	$(63)	0.0%
TruSource Foods LLC - Delayed Draw Term Loan (22)	Consumer Staples Distribution & Retail	SOFR + 5.00% (1.00% floor)	9.08%	8/1/2031	1,273	1,257	1,201	0.2%
TruSource Foods LLC - Revolving Credit Line (6)	Consumer Staples Distribution & Retail	SOFR + 5.00% (1.00% floor)	9.08%	8/1/2031	305	297	268	0.0%
TruSource Foods LLC - Term Loan (22)	Consumer Staples Distribution & Retail	SOFR + 5.00% (1.00% floor)	9.08%	8/1/2031	5,314	5,246	5,011	0.7%
Undine Group LLC - Delayed Draw Term Loan (6)	Commercial & Professional Services	SOFR + 5.50% (1.00% floor)	9.57%	9/30/2031	—	(27)	(55)	0.0%
Undine Group LLC - Term Loan	Commercial & Professional Services	SOFR + 5.50% (1.00% floor)	9.57%	9/30/2031	12,902	12,773	12,773	1.9%
Univista Intermediate Holdco LLC - Term Loan A (7)	Insurance	SOFR + 3.85% (1.50% floor)	7.58%	1/10/2031	4,645	4,619	4,515	0.7%
Univista Intermediate Holdco LLC - Term Loan B	Insurance	SOFR + 5.25% (1.50% floor)	9.15%	1/10/2031	7,837	7,764	7,524	1.1%
VPD Management, Inc. - Delayed Draw Term Loan (6)(22)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.83%	11/2/2027	2,442	2,422	2,436	0.4%
VPD Management, Inc. - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.83%	11/2/2027	46	46	45	0.0%
VPD Management, Inc. - Term Loan (22)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.83%	11/2/2027	729	728	727	0.1%
Vybond Buyer LLC - Delayed Draw Term Loan (6)	Capital Goods	SOFR + 4.75% (0.75% floor)	8.83%	2/3/2032	—	(6)	(3)	0.0%
Vybond Buyer LLC - Revolving Credit Line (6)	Capital Goods	SOFR + 4.75% (0.75% floor)	8.83%	2/3/2032	—	(9)	(2)	0.0%
Vybond Buyer LLC - Term Loan (22)	Capital Goods	SOFR + 4.75% (0.75% floor)	8.83%	2/3/2032	4,108	4,056	4,096	0.6%
WeLocalize, Inc. - Delayed Draw Term Loan (8)(22)	Commercial & Professional Services	SOFR + 5.25% (1.00% floor)	9.43%	5/31/2027	504	501	498	0.1%
WeLocalize, Inc. - Incremental Term Loan (8)(22)	Commercial & Professional Services	SOFR + 5.25% (1.00% floor)	9.43%	5/31/2027	1,984	1,972	1,962	0.3%
WeLocalize, Inc. - Revolving Credit Line (8)	Commercial & Professional Services	Prime rate + 5.25% and SOFR + 4.25% (1.00% floor)	9.46%	5/31/2027	422	422	417	0.1%
WeLocalize, Inc. - Term Loan (8)(22)	Commercial & Professional Services	SOFR + 5.25% (1.00% floor)	9.43%	5/31/2027	1,510	1,500	1,493	0.2%
Wheat Holdings LLC - Revolving Credit Line (6)	Food, Beverage & Tobacco	SOFR + 4.25% (1.00% floor)	8.33%	10/15/2030	—	(8)	(25)	0.0%
Wheat Holdings LLC - Term Loan (22)	Food, Beverage & Tobacco	SOFR + 4.25% (1.00% floor)	8.33%	10/15/2030	4,083	4,049	3,976	0.6%
Wildcats Purchaser LLC - 2nd Amendment Term Loan (22)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.83%	5/8/2031	317	314	317	0.0%
Wildcats Purchaser LLC - Delayed Draw Term Loan (6)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.83%	5/8/2031	632	627	631	0.1%
Wildcats Purchaser LLC - Delayed Draw Term Loan B (6)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.83%	5/8/2031	—	(1)	—	0.0%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Debt Investments
First Lien Senior Secured
Wildcats Purchaser LLC - Revolving Credit Line (6)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.83%	5/8/2031	$—	$(3)	$—	0.0%
Wildcats Purchaser LLC - Term Loan (22)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.83%	5/8/2031	2,007	1,986	2,005	0.3%
WWEC Holdings III Corp. - Delayed Draw Term Loan (22)	Capital Goods	SOFR + 5.00% (1.00% floor)	9.08%	10/3/2028	330	328	330	0.0%
WWEC Holdings III Corp. - Incremental Delayed Draw Term Loan (22)	Capital Goods	SOFR + 5.00% (1.00% floor)	9.08%	10/3/2028	145	144	145	0.0%
WWEC Holdings III Corp. - Revolving Credit Line (6)	Capital Goods	SOFR + 5.25% (1.00% floor)	9.33%	10/3/2028	—	(4)	—	0.0%
WWEC Holdings III Corp. - Term Loan (22)	Capital Goods	SOFR + 5.00% (1.00% floor)	9.08%	10/3/2028	1,513	1,499	1,513	0.2%
XDimensional Technologies, Inc. - Delayed Draw Term Loan (8)	Software & Services	SOFR + 7.25% (2.00% floor)	11.25%	6/13/2028	12	12	12	0.0%
XDimensional Technologies, Inc. - Revolving Credit Line (6)(8)	Software & Services	SOFR + 7.25% (2.00% floor)	11.08%	6/13/2028	—	—	(1)	0.0%
XDimensional Technologies, Inc. - Term Loan (7)(8)	Software & Services	SOFR + 7.25% (2.00% floor)	11.08%	6/13/2028	860	853	840	0.1%
Xenon Arc, Inc. - 2024-1 Term Loan (8)(20)(22)	Capital Goods	SOFR + 6.00% (0.75% floor)	10.18%	12/20/2028	3,910	3,872	3,812	0.6%
Xenon Arc, Inc. - 2025-1 Term Loan (8)(20)(22)	Capital Goods	SOFR + 6.00% (0.75% floor)	10.18%	12/20/2028	2,975	2,936	2,900	0.4%
Xpress Wellness - Delayed Draw Term Loan (6)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.65%	8/9/2032	1,054	1,024	1,012	0.1%
Xpress Wellness - Revolving Credit line (6)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.75%	8/9/2032	359	333	334	0.0%
Xpress Wellness - Term Loan (7)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.51%	8/9/2032	12,214	12,033	12,043	1.8%
XpressMyself.com LLC - Incremental Term Loan (8)(22)	Commercial & Professional Services	SOFR + 5.75% (1.00% floor)	9.93%	9/7/2028	581	573	581	0.1%
XpressMyself.com LLC - Revolving Credit Line (6)	Commercial & Professional Services	SOFR + 5.50% (1.00% floor)	9.58%	9/7/2028	—	(3)	—	0.0%
XpressMyself.com LLC - Term Loan (8)(22)	Commercial & Professional Services	SOFR + 5.50% (1.00% floor)	9.68%	9/7/2028	1,298	1,275	1,295	0.2%
Total First Lien Senior Secured					1,278,076	1,263,398	1,255,592	182.9%

Second Lien Senior Secured
U.S. Anesthesia Partners, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 7.50% (0.50% floor)	11.30%	10/1/2029	$9,926	$9,156	$9,797	1.4%
Mitchell International, Inc. - Term Loan	Software & Services	SOFR + 5.25% (0.50% floor)	9.15%	6/17/2032	4,080	4,010	3,790	0.6%
Total Second Lien Senior Secured					14,006	13,166	13,587	2.0%
Total Debt Investments					$1,292,082	$1,276,564	$1,269,179	184.9%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate (5)	Acquisition Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Equity Investments (13)
Private Companies
AC BlackPoint Holdings LLC - Class A-1 Units (21)(23)	Software & Services	NA	NA	12/31/2024	205	$217	$160	0.0%
Allied OMS Intermediate Company, LLC - Preferred Units (21)	Health Care Equipment & Services	NA	NA	6/9/2025	12,148	792	848	0.1%
Amplify FG Holdco, L.P. - Class A Units (12)(21)	Commercial & Professional Services	NA	NA	10/18/2024	384	346	464	0.1%
Calidris Investment Partners Holdings Ltd - Preferred Equity (7)(9)(19)(21)	Insurance	NA	NA	12/31/2025	275,806	5,400	6,060	0.9%
CPS Investors LP - Class A Units (21)(23)	Commercial & Professional Services	NA	NA	3/31/2025	962	96	81	0.0%
CyberMaxx Holdings, LLC - Class A Common Units (21)	Software & Services	NA	NA	11/4/2024	90,374	—	—	0.0%
CyberMaxx Holdings, LLC - Class A-1 Preferred Units	Software & Services	FIXED 8.00% PIK	8.00%	11/4/2024	344	396	279	0.0%
GRAM ABF Vision Holdings, L.P. - Partnership Interests	Insurance	FIXED 15.00% PIK	15.00%	1/10/2025	802,714	783	697	0.1%
GSF Group Holdings LP - Class A-2 Units (21)(23)	Food, Beverage & Tobacco	NA	NA	4/30/2025	136	136	62	0.0%
iCreditWorks Inc. - Series D Preferred Stock	Financial Services	FIXED 17.50% PIK	17.50%	12/27/2024	28,542	6,023	6,000	0.9%
ORECV, LLC - Membership Interest (6)(9)(18)(21)	Real Estate Management & Development	NA	NA	8/8/2025	—	3,746	3,732	0.5%
P.J. Fitzpatrick LLC (21)(23)	Consumer Services	NA	NA	8/1/2025	2,833	283	432	0.1%
Rapid Aggregator LLC (21)(23)	Capital Goods	NA	NA	12/5/2024	138	138	127	0.0%
Rocket Group Holdings LLC - Class A Units (21)(23)	Consumer Services	NA	NA	6/17/2025	120,283	120	163	0.0%
Sarku Japan - Equity Position A (21)	Consumer Services	NA	NA	4/21/2026	195,652	196	192	0.0%
Senior Support Holdings, LP - Class A-1 Units (12)(21)	Health Care Equipment & Services	NA	NA	3/20/2024	371	366	478	0.1%
Senior Support Holdings, LP - Class B Units (12)(21)	Health Care Equipment & Services	NA	NA	3/20/2024	371	—	193	0.0%
Sparkle Aggregator, LP - Common Units (21)	Consumer Services	NA	NA	1/16/2026	115	—	452	0.1%
Sparkle Aggregator, LP - Preferred Units (21)	Consumer Services	NA	NA	1/16/2026	4,167	4,167	3,717	0.5%
Stellar Parent LLC - Class A Units (21)(23)	Insurance	NA	NA	11/14/2024	100	100	40	0.0%
Total Private Companies						23,305	24,177	3.4%
Total Equity Investments						$23,305	$24,177	3.4%

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company (1)(2)(3)	Industry	Spread Above Index	Interest Rate (5)	Acquisition Date	Principal/ Shares	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Warrants (13)
GRAM ABF Vision Holdings, L.P. (7)(21)	Insurance	NA	NA	1/10/2025	47	$—	$42	0.0%
iCreditWorks Inc. (7)(21)	Financial Services	NA	NA	12/27/2024	11,568	—	—	0.0%
Total Warrants						—	42	0.0%
Total Investments						$1,299,869	$1,293,398	188.3%

Cash Equivalents
Dreyfus Government Cash Management Fund, Institutional Class 3.70% dividend yield (10)(14)	Cash Equivalents	NA	NA	NA	$12,077	$12,077	$12,077	1.8%
First American Government Obligations Fund - X Class, 3.65% dividend yield (10)(14)	Cash Equivalents	NA	NA	NA	$10,829	$10,829	$10,829	1.6%
Cash Equivalents Total						$22,906	$22,906	3.4%
Investments and Cash Equivalents Total						$1,322,775	$1,316,304	191.7%
Other Assets, Less Liabilities (15)							$(634,582)	(91.7)%
Net Assets							$681,722	100.0%

(1)
Unless otherwise noted, the fair value of investments with respect to securities for which market quotations are not readily available are valued using significant unobservable inputs (See Note 3—Fair Value of Financial Instruments).
(2)
All investments domiciled in the United States unless otherwise noted.
(3)
The Fund updated certain descriptions of its portfolio companies presented in the consolidated financial statements as of September 30, 2026 to align with the legal issuer name, where applicable. These updates had no impact on the Consolidated Statements of Assets and Liabilities as of September 30, 2026.
(4)
Percentages are based on net assets as of September 30, 2026.
(5)
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, semiannually, or annually. For each, the Fund has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of September 30, 2026, the reference rates for the Fund's variable rate loans were the 1 month SOFR at 3.91%, the 3 month SOFR at 4.08%, and the 6 month SOFR at 4.27%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
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
(7)
Investment held in Comvest Senior Lending Fund LL1 SPV, LLC, a wholly-owned subsidiary of the Fund, as collateral for the SMBC Facility. Please refer to Note 7—Borrowings.
(8)
Positions that have a SOFR reference rate, from time to time have an additional spread adjustment. This spread adjustment ranges from 0.00% - 0.37% depending on the contractual arrangement. These spread adjustments have been included in the all-in rate shown.
(9)
The investment is not a qualifying asset, under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of September 30, 2026, 6.91% of the Fund's total assets are represented by investments at fair value that are considered non-qualifying assets.
(10)
Security's value was determined by using significant observable inputs.

(11)
Investment is on non-accrual status.
(12)
Investment is held by Comvest Senior Lending Blocker MF SPV, LLC, a wholly-owned subsidiary of the Fund.
(13)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted security” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $24,219, or 3.55% of the Fund’s net assets.
(14)
A copy of the security's annual report to shareholders may be obtained without charge on the SEC's website (http://www.sec.gov).
(15)
Included in the total is an amount of $7,186 held for collateral to meet requirements associated with the SMBC Facility. Please refer to Note 7—Borrowings.
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
(20)
Investment is a unitranche loan.
(21)
Investment is non-income producing.
(22)
Investment held in Manulife Private Credit Fund SPV, LLC, a wholly-owned subsidiary of the Fund, as collateral for the JPM Funding Facility. Please refer to Note 7—Borrowings.
(23)
Investment held in Manulife Private Credit Subsidiary Fund LLC, a wholly-owned subsidiary of the Fund.

PIK - Payment-in-kind

JOHN HANCOCK COMVEST PRIVATE INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2026.

Industry	Investments and Cash Equivalents at Fair Value	Percentage of Fair Value
Health Care Equipment & Services	$230,228	17.5%
Consumer Services	200,210	15.2%
Financial Services	178,233	13.5%
Commercial & Professional Services	137,528	10.4%
Software & Services	117,580	8.9%
Insurance	113,166	8.6%
Capital Goods	78,609	6.0%
Materials	52,563	4.0%
Consumer Discretionary Distribution & Retail	52,266	4.0%
Food, Beverage & Tobacco	35,431	2.7%
Consumer Staples Distribution & Retail	26,093	2.0%
Consumer Durables & Apparel	25,270	1.9%
Cash Equivalents	22,906	1.7%
Energy	14,067	1.1%
Utilities	9,937	0.8%
Telecommunication Services	9,161	0.7%
Transportation	8,857	0.7%
Real Estate Management & Development	3,732	0.3%
Technology Hardware & Equipment	467	0.0%
	$1,316,304	100.0%

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
(7)
Investment held in Comvest Senior Lending Fund LL1 SPV, LLC, a wholly-owned subsidiary of the Fund, as collateral for the SMBC Facility. Please refer to Note 7—Borrowings.
(8)
Positions that have a SOFR reference rate, from time to time have an additional spread adjustment. This spread adjustment ranges from 0.00% - 0.37% depending on the contractual arrangement. These spread adjustments have been included in the all-in rate shown.
(9)
The investment is not a qualifying asset, under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of December 31, 2025, 6.91% of the Fund's total assets are represented by investments at fair value that are considered non-qualifying assets.
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
(19)
Included in the total is an amount of $6,807 held for collateral to meet requirements associated with the SMBC Facility. Please refer to Note 7—Borrowings.
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

September 30, 2026

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

On April 15, 2024, the Fund established Comvest Senior Lending Fund LL1 SPV, LLC ("Subsidiary II"), a wholly-owned financing subsidiary and Delaware limited liability company, for the purpose of holding pledged investments as collateral under a SMBC Facility, as defined in Note 7—Borrowings. Subsidiary II is a disregarded entity for tax purposes.

On May 30, 2024, the Fund established Comvest SLF California, LLC ("Subsidiary III"), a wholly-owned subsidiary and Delaware limited liability company, which has been established to acquire investments in the state of California, as required by California law. Subsidiary III is a disregarded entity for tax purposes.

As a result of the closing of the Mergers (as defined below), Manulife Private Credit Fund SPV, LLC ("Subsidiary IV"), a Delaware limited liability company is a wholly-owned subsidiary of the Fund. Subsidiary IV was formed on December 11, 2023 and holds certain of the Fund’s portfolio loan investments that are used as collateral for the JPM Funding Facility, as defined in Note 7—Borrowings. Subsidiary IV is a disregarded entity for tax purposes.

As a result of the closing of the Mergers (as defined below), Manulife Private Credit Subsidiary Fund LLC ("Subsidiary V", and collectively with Subsidiary I, Subsidiary II, Subsidiary III, Subsidiary IV and any other Fund subsidiaries, the "Subsidiaries"), a Delaware limited liability company is a wholly-owned subsidiary of the Fund. Subsidiary V was formed on October 27, 2023 and holds equity investments. Subsidiary V is a disregarded entity for tax purposes.

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

At a meeting held on April 20, 2026, the Board of Trustees (the “Board”) of the Fund, including all of the trustees that are not “interested persons” of the Fund, approved the Agreement and Plan of Merger, dated as of June 22, 2026 and as amended on September 29, 2026, by and among the Fund, Manulife Private Credit Fund, a Delaware statutory trust (“MPCF”), John Hancock Comvest Merger Sub, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Fund (“Merger Sub”), the Investment Adviser, and Manulife Investment Management Private Markets (US) LLC, a Delaware limited liability company and the investment adviser to MPCF (the “Merger Agreement”). At a special meeting held on September 24, 2026, the shareholders of the Fund approved the Merger Agreement and the transactions contemplated thereby pursuant to which Merger Sub would merge with and into MPCF (the “First Merger”), with MPCF continuing as the surviving company and as a wholly-owned subsidiary of the Fund. Immediately after the effectiveness of the First Merger, MPCF would merge with and into the Fund (the “Second Merger” and, together with the First Merger, the “Mergers”), with the Fund continuing as the surviving company. The Mergers closed on September 30, 2026. See Note 12—Merger with Manulife Private Credit Fund for further discussion of the Mergers.

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

Investment Classification

The Fund classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "control" is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, "Affiliated Investments" are defined as those investments in companies in which the Fund owns 5% or more of the voting securities. Consistent with the 1940 Act, "Non-affiliated Investments" are defined as investments that are neither control investments nor Affiliated Investments. As of September 30, 2026 and December 31, 2025, the Fund did not "control" and was not an "affiliated person" of any of its portfolio companies, each as defined in the 1940 Act, except as noted in the consolidated schedules of investments as of September 30, 2026 and December 31, 2025.

Security Transactions

Security transactions are accounted for on a trade date basis.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market account. Such cash and cash equivalents, at times, may exceed federally insured limits. Cash and cash equivalents are carried at cost which approximates fair value. Certain cash amounts are held in a segregated account to collateralize outstanding borrowings under the SMBC Facility, and are subject to restrictions of use.

The Fund considers all highly liquid investments that can be converted to cash, or having a maturity date, within three months, when acquired, to be cash equivalents. As of September 30, 2026 and December 31, 2025, the Fund held cash equivalents in the form of money market fund shares held in First American Government Obligations Fund, X Class. As of September 30, 2026, as a result of the Mergers, the Fund held cash equivalents in the form of money market fund shares held in Dreyfus Government Cash Management Fund, Institutional Class. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC Topic 820, Fair Value Measurements and Disclosure ("ASC 820"), as inputs in the valuation are observable.

The fair value of cash and cash equivalents as of September 30, 2026 and December 31, 2025, was $31,672 and $3,428, respectively, representing 4.6% and 0.7%, respectively, of the Fund’s net assets.

The fair value of restricted cash as of September 30, 2026 and December 31, 2025, was $7,186 and $6,807, respectively, representing 1.1% and 1.4% , respectively, of the Fund’s net assets.

Organizational Expenses and Offering Costs

The Fund bore the organizational expenses incurred in connection with its formation and will bear offering costs incurred in connection with the offering of its common shares of beneficial interest, including through the formation of feeder funds and the out-of-pocket expenses of the Investment Adviser and its agents and affiliates.

Organizational expenses are expensed as incurred, while offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of investment operations, or effectiveness of the Public Offering or when the service was rendered. As of September 30, 2026 and December 31, 2025, unamortized offering costs of $266 and $269, respectively, were deferred and are reflected in the Consolidated Statements of Assets and Liabilities as part of prepaid expenses and other assets. For the three and nine months ended September 30, 2026, the Fund expensed organizational and offering costs in the amount of $64 and $482, respectively. For the three and nine months ended September 30, 2025, the Fund expensed organizational and offering costs in the amount of $473 and $1,376, respectively.

Deferred Financing Costs

Financing costs incurred in connection with the Fund's credit facilities are capitalized and amortized into expenses using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 7—Borrowings.

Revenue Recognition

Interest Income

Interest income, including amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount ("OID") and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Fund may have loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when deemed by the issuer. For the three and nine months ended September 30, 2026, the Fund recognized PIK interest from investments of $605 and $2,095, respectively, which is included in "Payment-in-kind interest income" on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Fund recognized PIK interest from investments of $154 and $851, respectively, which is included in "Payment-in-kind interest income" on the Consolidated Statements of Operations.

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

Subsidiary I filed an election with the Internal Revenue Service to be treated as a corporation for tax purposes and is subject to U.S. federal and state income taxes. The consolidated financial statements include the accounts of Subsidiary I, for which a provision for corporate income taxes has been recorded. Deferred income tax is generally computed by applying the federal statutory income tax rate of 21% and estimated applicable state tax statutory rates (net of federal tax benefit) to unrealized gains/(losses) on investments before taxes. As of September 30, 2026 and December 31, 2025, the deferred tax liability on the Consolidated Statements of Assets and Liabilities was $105 and $88, respectively. For the three and nine months ended September 30, 2026, the net change in deferred tax liability on the Consolidated Statements of Operations was ($10) and ($18), respectively. For the three and nine months ended September 30, 2025, the net change in deferred tax liability on the Consolidated Statements of Operations was ($18) and ($44), respectively. Additionally, the Fund has not paid taxes to any jurisdiction during the three and nine months ended September 30, 2026 and 2025.

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

Recent Accounting Standards Update

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). Effective for annual periods beginning after December 15, 2024, the amendments require greater disaggregation of disclosures related to income taxes paid. ASU 2023-09 allows for early adoption and amendments should be applied on a prospective basis. The Fund incorporated the provisions of ASU 2023-09, and there was no material impact to the Fund's financial statements.

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

The following table presents fair value measurements of investments and cash equivalents, by major class, as of September 30, 2026, according to the fair value hierarchy.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$9,310	$1,246,282	$1,255,592
Second Lien Senior Secured	—	—	13,587	13,587
Equity	—	—	24,177	24,177
Warrants	—	—	42	42
Cash Equivalents	22,906	—	—	22,906
Total	$22,906	$9,310	$1,284,088	$1,316,304

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2026.

	First Lien Senior Secured	Second Lien Senior Secured	Equity	Warrants	Total Investments
Balance as of December 31, 2025	$890,459	$15,600	$15,856	$50	$921,965
Purchases and other adjustments to cost (1)	499,674	28	8,201	—	507,903
Sales and repayments	(133,003)	(15,000)	(1,403)	—	(149,406)
Transfers in	—	3,708	—	—	3,708
Net realized gain/ (loss) on investments	(8)	68	128	—	188
Net change in unrealized gain/ (loss) on investments	(2,876)	138	721	(8)	(2,025)
Net accretion of discount on investments	1,654	101	—	—	1,755
Restructures	(9,618)	8,944	674	—	—
Balance as of September 30, 2026	$1,246,282	$13,587	$24,177	$42	$1,284,088
Net change in unrealized appreciation (depreciation) on investments still held at September 30, 2026	$(1,700)	$(309)	$722	$(9)	$(1,296)
(1)
This includes investments acquired in connection with the Merger.

For the nine months ended September 30, 2026, the Fund transferred one broadly syndicated loan from Level 2 to Level 3 due to the decreased observability of valuation inputs.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2025.

	First Lien Senior Secured	Second Lien Senior Secured	Equity	Warrants	Total Investments
Balance as of December 31, 2024	$393,203	$—	$6,065	$—	$399,268
Purchases and other adjustments to cost	451,330	25,492	3,393	—	480,215
Sales and repayments	(53,181)	—	—	—	(53,181)
Transfers out of Level 3	(19,730)	(9,859)	—	—	(29,589)
Net realized gain (loss) on investments	(551)	—	—	—	(551)
Net change in unrealized gain/ (loss) on investments	271	(63)	(86)	49	171
Net accretion of discount on investments	1,106	9	—	—	1,115
Balance as of September 30, 2025	$772,448	$15,579	$9,372	$49	$797,448
Net change in unrealized appreciation (depreciation) on investments still held at September 30, 2025	$(90)	$(23)	$(84)	$49	$(148)

For the nine months ended September 30, 2025, the Fund transferred three broadly syndicated loans from Level 3 to Level 2 due to the increased observability of valuation inputs.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of September 30, 2026. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range						Impact to
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum		Maximum		Weighted Average (a)		Valuation from an Increase in Input (b)
First Lien Senior Secured	$1,181,328	Discounted Cash Flow	Discount Rate	4.9%		20.1%		10.9%		Decrease
First Lien Senior Secured	9,715	Market Comparables	EBITDA Multiple	7.3	x	9.3	x	8.3	x	Increase
First Lien Senior Secured	55,239	Recent Transaction	Recent Transaction Price	NA		NA		NA		Increase
Second Lien Senior Secured	13,587	Discounted Cash Flow	Discount Rate	11.7%		13.2%		12.8%		Decrease
Equity	20,206	Discounted Cash Flow	Discount Rate	11.0%		21.3%		17.9%		Decrease
Equity	3,692	Market Comparables	EBITDA Multiple	7.3	x	14.5	x	11.5	x	Increase
Equity	279	Market Comparables	Revenue Multiple	2.7	x	3.7	x	3.2	x	Increase
Warrant	42	Market Comparables	EBITDA Multiple	10.5	x	11.5	x	11.0	x	Increase
Total	$1,284,088

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

There were no significant changes in valuation approach or technique as of September 30, 2026 and December 31, 2025.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

As of September 30, 2026 and December 31, 2025, the Fund had three and one, respectively, portfolio companies on a non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies for additional details regarding the Fund's non-accrual policy.

The following table shows the amortized cost and fair value of the Fund's performing and non-accrual investments as of September 30, 2026 and December 31, 2025.

	September 30, 2026				December 31, 2025
Portfolio Company	Amortized Cost	Percentage of Investments at Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Percentage of Investments at Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Performing	$1,277,031	98.3%	$1,271,359	98.3%	$926,267	98.9%	$926,752	98.8%
Non-accrual	6,735	0.5%	4,796	0.4%	620	0.1%	678	0.1%
Non-income producing	16,103	1.2%	17,243	1.3%	9,937	1.0%	10,295	1.1%
Total	$1,299,869	100.0%	$1,293,398	100.0%	$936,824	100.0%	$937,725	100.0%

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

For the three and nine months ended September 30, 2026, the Fund incurred $1,621.5 and $4,543.8, respectively, in Management Fees under the Investment Management Agreement. For the three and nine months ended September 30, 2025, the Fund incurred $1,284.6 and $3,141.5, respectively, in Management Fees under the Investment Management Agreement. As of September 30, 2026 and December 31, 2025, the payable related to the Management Fees were $1,622.0 and $1,443.0, respectively.

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

For the three and nine months ended September 30, 2026, the Fund incurred $1,695.5 and $4,948.4, respectively, in Incentive Fees related to the Pre-Incentive Fee Net Investment Income Returns, and recognized a net reversal of previously accrued Incentive Fees of $0.0 and ($107.4), respectively, related to the capital gains incentive fee. For the three and nine months ended September 30, 2025, the Fund incurred $1,382.1 and $3,334.1, respectively, in Incentive Fees related to the Pre-Incentive Fee Net Investment Income Returns and increased (reversed) prior accruals of Incentive Fees related to the capital gains incentive fee of $52.4 and ($136.3), respectively. Any incentive fees waived under the Investment Management Agreement are not subject to future reimbursement to the Investment Adviser pursuant to the Expense Limitation and Reimbursement Agreement (as defined below).

As of September 30, 2026 and December 31, 2025, the payable related to the Pre-Incentive Fee Net Investment Income Returns for the Fund, excluding any related payables acquired as a result of the Mergers, were $1,695.5 and $1,332.7, respectively, and the payable related to Incentive Fees related to the capital gains incentive fee were $0.0 and $107.4, respectively.

The Mergers were not considered a “realization event” for purposes of the MPCF capital gains incentive fee. The Fund excludes any adjustments to the cost basis of the acquired MPCF investments established by Accounting Standards Codification 805-50, Business Combinations—Related Issues (“ASC 805-50”) as a result of the Mergers from the calculation of its incentive fee on both pre-incentive fee net investment income and on any incentive fee on capital gains.

Administration Agreement

Effective May 3, 2026, the Fund entered into an administration agreement (the "Administration Agreement") with John Hancock Investment Management LLC (the "Administrator"), under which the Administrator performs or oversees the performance of certain administrative services for the Fund. The Fund pays the Administrator a fee (the "Administration Fee") at the rate of 0.06% per annum of the Fund’s month-end net assets. The Administration Fee is accrued monthly and payable quarterly in arrears as soon as practicable after the end of each quarter. Prior to May 3, 2026, the Fund paid an administration fee to its prior administrator at rate of 0.25% per annum of the Fund’s net assets as of the beginning of the first calendar day of the applicable month, adjusted for any share issuances or repurchases during the applicable month, which was accrued monthly and payable quarterly in arrears.

For the three and nine months ended September 30, 2026, the Fund incurred $75.4 and $123.1, respectively, in Administration Fees under the Administration Agreement with John Hancock Investment Management LLC. For the three and nine months ended September 30, 2026, the Fund incurred $0.0 and $411.9, respectively, in administration fees under its prior administration agreement. For the three and nine months ended September 30, 2025, the Fund incurred $257.7 and $628.1, respectively, in administration fees under its prior administration agreement. As of September 30, 2026 and December 31, 2025, the payable related to the Administration Fees for the Fund, excluding any related payables acquired as a result of the Mergers, were $75.9 and $288.3, respectively. Any fees waived under the Administration Agreement are not subject to future reimbursement to the Administrator pursuant to the Expense Limitation and Reimbursement Agreement.

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

Expense Limitation and Reimbursement Agreement

The Fund entered into the Fourth Amended and Restated Expense Limitation and Reimbursement Agreement with the Investment Adviser effective as of May 1, 2026. Pursuant to the Fourth Amended and Restated Expense Limitation and Reimbursement Agreement, for the period beginning May 1, 2026 through September 30, 2027, the Investment Adviser was obligated to pay, absorb or reimburse all of the Fund's operating costs and expenses incurred, including, but not limited to organization and offering costs and legal, administration, accounting, printing, mailing, subscription processing and filing fees and expenses, as determined in accordance with GAAP ("Operating Expenses") above 1.25% of the value of the Fund’s monthly net assets as of the beginning of the first calendar day of the applicable month adjusted for any share issuances or repurchases during the applicable month during the period of time that the Fund operates as a publicly-offered, non-traded BDC (each such payment, absorption or reimbursement, a "Required Expense Payment"). Any Required Expense Payment must be paid by the Investment Adviser in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Investment Adviser or its affiliates. The Investment Adviser may elect to pay certain additional expenses of the Fund on the Fund’s behalf (each such payment, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”). In making a Voluntary Expense Payment, the Investment Adviser will designate, as it deems necessary or advisable, what type of expense is being paid (including, whether it is an Operating Expense); provided that no portion of a Voluntary Expense Payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Fund.

The Fund agrees to carry forward the amount of any Expense Payment for a period not to exceed three years from the end of the month in which such Expense Payment was paid or reimbursed by the Investment Adviser, and to reimburse the Investment Adviser in the amount of such Expense Payment as promptly as possible, on a monthly basis (each such payment, a “Reimbursement Payment” or “recoupment”). In respect of a Voluntary Expense Payment, no Reimbursement Payment for any quarter shall be made if and to the extent that: (1) the Effective Rate of Distributions Per Share (annualized rate (based on a year) of regular cash distributions per share exclusive of returns of capital and declared special dividends or special distributions, if any) declared by the Fund at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Voluntary Payment was made to which such Reimbursement Payment relates or (2) the Fund’s Operating Expense Ratio at the time of such Reimbursement Payment (including the amount of the Reimbursement Payment) is greater than the Operating Expense Ratio at the time the Voluntary Payment was made. The “Operating Expense Ratio” is calculated by (x) dividing Operating Expenses, less base management and incentive fees owed to the Investment Adviser, administration fees owed to the Fund’s administrator, shareholder servicing and/or distribution fees, and interest expense, by (y) the Fund’s net assets. No Reimbursement Payment for any quarter shall be made if and to the extent that the Fund’s Operating Expense Ratio (including the amount of the Reimbursement Payment) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Required Expense Payment was made. All Reimbursement Payments shall be deemed to relate to the earliest unreimbursed Expense Payments made by the Investment Adviser within three years prior to the last business day of the calendar quarter in which such Reimbursement Payment obligation is accrued.

For the three and nine months ended September 30, 2026, the Fund was reimbursed $0 and $0, respectively, by the Investment Adviser. For the three and nine months ended September 30, 2026, the Fund reimbursed the Investment Adviser for recoupment of prior years reimbursements in the amount of $375 and $384, respectively. For the three and nine months ended September 30, 2025, the Fund was reimbursed $476 and $1,058, respectively, by the Investment Adviser and the Fund’s prior administrator under the terms of the expense limitation and reimbursement agreement then in effect. As of September 30, 2026 and December 31, 2025, the Fund owed the Investment Adviser $377 and $0, respectively, which is reflected in the Consolidated Statement of Assets and Liabilities under "Due to affiliates". As of September 30, 2026 and December 31, 2025, the Investment Adviser owed the Fund, excluding receivables acquired as a result of the Mergers, $0 and $1,437, respectively, in expense reimbursements, which is reflected in the Consolidated Statements of Assets and Liabilities under "Due from affiliates". At September 30, 2026, the Fund's expiration of reimbursements subject to recoupment was as follows:

Quarter Ended	Expense Payment Received from Adviser (1)	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment (1)	Eligible for Reimbursement through (1)
December 31, 2023	$1,168	$(655)	$513	December 31, 2026
March 31, 2024	755	—	755	March 31, 2027
June 30, 2024	1,423	—	1,423	June 30, 2027
September 30, 2024	592	—	592	September 30, 2027
December 31, 2024	—	—	—	December 31, 2027
March 31, 2025	267	—	267	March 31, 2028
June 30, 2025	315	—	315	June 30, 2028
September 30, 2025	476	—	476	September 30, 2028
December 31, 2025	1,437	—	1,437	December 31, 2028
March 31, 2026	—	—	—	March 31, 2029
June 30, 2026	—	—	—	June 30, 2029
September 30, 2026	—	—	—	September 30, 2029
Total	$6,433	$(655)	$5,778

(1)
The actual date that the estimated Expense Payment is eligible for reimbursement will be determined when such Expense Payment is actually made by the Adviser.

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

On March 14, 2025, the SEC issued an order (the "Multi-Class Order") granting the Fund’s application for exemptive relief from Sections 18(a)(2), 18(c), 18(i) and 61(a) under the 1940 Act. Under the terms of the Multi-Class Order, the Fund is permitted to offer multiple classes of its Common Shares with varying sales loads and asset-based distribution and/or service fees. For the three and nine months ended September 30, 2026, the Fund did not issue any Class S, Class D, or Class F shares.

Note 5—Transactions with Affiliated Investments

A non-controlled affiliated investment is an investment in which the Fund has an ownership interest of 5% or more of its voting securities. A controlled affiliate investment is an investment in which the Fund has an ownership interest of more than 25% of its voting securities. Please see the Fund’s consolidated schedule of investments for the type of investment, principal amount/shares and interest rate including the spread and the maturity date. Transactions related to the Fund's investments with affiliates for the nine months ended September 30, 2026 were as follows:

Portfolio Company	Type of Asset	Amount of interest included in income	Beginning Fair Value at December 31, 2025	Gross additions(1)	Gross reductions(2)	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2026
Controlled affiliates
Calidris Investment Partners Holdings Ltd - Preferred Equity (3)	Equity Investment	$—	$5,400	$—	$—	$—	$660	$6,060
Calidris Investment Partners Holdings Ltd - Term Loan (3)	First Lien Senior Secured	701	8,107	79	—	—	18	8,204
Total controlled affiliates		$701	$13,507	$79	$—	$—	$678	$14,264
Other affiliates
ORECV, LLC - Membership Interest	Equity Investment	$—	$2,458	$1,808	$(573)	$—	$39	$3,732
Total other affiliates		$—	$2,458	$1,808	$(573)	$—	$39	$3,732
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

Other than the investments disclosed above, the Fund did not have any additional affiliated or controlled investments, as defined under the 1940 Act, as of September 30, 2026, or during the nine months then ended. The Fund had no investments in unconsolidated majority-owned subsidiaries as of September 30, 2025 or during the nine months then ended.

For the nine months ended September 30, 2025, the Fund held no investments that were deemed affiliated or controlled and had no investments in unconsolidated majority-owned subsidiaries.

Note 6—Commitments and Contingencies

Commitments

In the ordinary course of business, the Fund may enter into future funding commitments. As of September 30, 2026, the Fund had unfunded commitments on delayed draw term loans, revolving credit lines, and membership interests of $118,332, $87,654, and $1,332, respectively. As of December 31, 2025, the Fund had unfunded commitments on delayed draw term loans, revolving credit lines, and membership interests of $66,601, $55,075, and $2,574, respectively. The Fund maintains sufficient cash, uncalled commitments, and borrowing capacity on hand to satisfy such unfunded commitments.

As of September 30, 2026, the Fund’s unfunded commitments consisted of the following.

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
4M Capital, LTD.	First Lien Senior Secured	Revolving Credit Line	$528
AC Blackpoint Acquisition, Inc	First Lien Senior Secured	Delayed Draw Loan	229
AC Blackpoint Acquisition, Inc	First Lien Senior Secured	Revolving Credit Line	508
Ag Bells LLC	First Lien Senior Secured	Revolving Credit Line	1,165
Air Buyer, Inc.	First Lien Senior Secured	Revolving Credit Line	113
All Glass & Window Holdings, Inc.	First Lien Senior Secured	Delayed Draw Loan	641
All Glass & Window Holdings, Inc.	First Lien Senior Secured	Revolving Credit Line	769
Allbridge, LLC	First Lien Senior Secured	Revolving Credit Line	166
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Delayed Draw Loan	2,973
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Revolving Credit Line	991
American Combustion Industries, Inc.	First Lien Senior Secured	Delayed Draw Loan	690
American Combustion Industries, Inc.	First Lien Senior Secured	Revolving Credit Line	180
Ampler QSR Holdings LLC	First Lien Senior Secured	Revolving Credit Line	1,533
ARC Health OPCO, LLC	First Lien Senior Secured	Delayed Draw Loan	2,268
ARC Health OPCO, LLC	First Lien Senior Secured	Revolving Credit Line	602
Archtop Fiber Intermediate LLC	First Lien Senior Secured	Delayed Draw Loan	3,907
Armanino Advisory LLC	First Lien Senior Secured	Delayed Draw Loan	1,498
Armanino Advisory LLC	First Lien Senior Secured	Revolving Credit Line	1,037
Aspire General Holding Company LLC	First Lien Senior Secured	Delayed Draw Loan	2,638
Aspire General Holding Company LLC	First Lien Senior Secured	Revolving Credit Line	694
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	63
BCTS Parent, LLC	First Lien Senior Secured	Revolving Credit Line	354
Beary Landscaping, LLC	First Lien Senior Secured	Revolving Credit Line	76
Billhighway, LLC	First Lien Senior Secured	Revolving Credit Line	80
Bison Payments LLC	First Lien Senior Secured	Delayed Draw Loan	5,508
BLP Buyer, Inc.	First Lien Senior Secured	Revolving Credit Line	290
Brown & Root Industrial Services, LLC	First Lien Senior Secured	Revolving Credit Line	3,010
Capital Construction, LLC	First Lien Senior Secured	Revolving Credit Line	78
Chemtron Supply, LLC	First Lien Senior Secured	Revolving Credit Line	363
Chime Holdco, LLC	First Lien Senior Secured	Revolving Credit Line	497
Cloud Buyer, LLC	First Lien Senior Secured	Delayed Draw Loan	681
Cloud Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	409
Compu-Link Corporation	First Lien Senior Secured	Revolving Credit Line	1,570
Cooper's Hawk Intermediate Holding,LLC	First Lien Senior Secured	Delayed Draw Loan	1,842
Cooper's Hawk Intermediate Holding,LLC	First Lien Senior Secured	Revolving Credit Line	1,053
CPS HOLDCO, INC.	First Lien Senior Secured	Delayed Draw Loan	1,315
CPS HOLDCO, INC.	First Lien Senior Secured	Revolving Credit Line	705
CRH Healthcare Purchaser, Inc.	First Lien Senior Secured	Delayed Draw Loan	490
CRH Healthcare Purchaser, Inc.	First Lien Senior Secured	Revolving Credit Line	196
CrossLink Professional Tax Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	1,273
D4C Dental Brands, Inc.	First Lien Senior Secured	Revolving Credit Line	998
Dawgs Intermediate Holding Company	First Lien Senior Secured	Revolving Credit Line	329
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Loan	3,129
Discovery SL Management, LLC	First Lien Senior Secured	Revolving Credit Line	718
Diverzify Intermediate LLC	First Lien Senior Secured	Revolving Credit Line	27

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
E-Tech Buyer, Inc.	First Lien Senior Secured	Revolving Credit Line	$444
Eastern Communications Solutions, Inc.	First Lien Senior Secured	Revolving Credit Line	1,032
Engage Enterprises, LLC	First Lien Senior Secured	Delayed Draw Loan	471
Engage Enterprises, LLC	First Lien Senior Secured	Revolving Credit Line	236
Ensemble Music Schools LLC	First Lien Senior Secured	Delayed Draw Loan	846
Ensemble Music Schools LLC	First Lien Senior Secured	Revolving Credit Line	1,405
Foodscience, LLC	First Lien Senior Secured	Delayed Draw Loan	1,589
Foodscience, LLC	First Lien Senior Secured	Revolving Credit Line	596
Founders Table Holdings, LLC	First Lien Senior Secured	Delayed Draw Loan	803
Founders Table Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	401
Fullsteam Operations LLC	First Lien Senior Secured	Delayed Draw Loan	4,722
Fullsteam Operations LLC	First Lien Senior Secured	Revolving Credit Line	1,923
Galloway & Company, LLC	First Lien Senior Secured	Revolving Credit Line	657
GarageCo Intermediate II, LLC	First Lien Senior Secured	Delayed Draw Loan	2,290
GarageCo Intermediate II, LLC	First Lien Senior Secured	Revolving Credit Line	595
GSF Buyer, LLC	First Lien Senior Secured	Delayed Draw Loan	1,361
GSF Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	681
Hasa Acquisition, LLC	First Lien Senior Secured	Delayed Draw Loan	112
Hasa Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	130
Health Management Associates, Inc.	First Lien Senior Secured	Revolving Credit Line	124
Heathos LLC	First Lien Senior Secured	Delayed Draw Loan	733
Heathos LLC	First Lien Senior Secured	Revolving Credit Line	707
HEF Safety Ultimate Holdings, LLC	First Lien Senior Secured	Delayed Draw Loan	468
HEF Safety Ultimate Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	223
Hill Country Dairies, Inc	First Lien Senior Secured	Revolving Credit Line	607
HMN Acquirer Corp.	First Lien Senior Secured	Delayed Draw Loan	760
HMN Acquirer Corp.	First Lien Senior Secured	Revolving Credit Line	625
Hornblower Sub LLC	First Lien Senior Secured	Revolving Credit Line	456
Hy-Tek Opco LLC	First Lien Senior Secured	Revolving Credit Line	639
Identiti Resources, LLC	First Lien Senior Secured	Revolving Credit Line	270
In Vitro Sciences LLC	First Lien Senior Secured	Revolving Credit Line	107
Innovate 32 Services, LLC	First Lien Senior Secured	Delayed Draw Loan	1,664
Integrated Openings Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	253
Integrity Marketing Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	962
Juvare, LLC	First Lien Senior Secured	Delayed Draw Loan	1,066
Juvare, LLC	First Lien Senior Secured	Revolving Credit Line	228
Kemper Sports Management, LLC	First Lien Senior Secured	Revolving Credit Line	163
KeyMe Inc.	First Lien Senior Secured	Delayed Draw Loan	1,685
KeyMe Inc.	First Lien Senior Secured	Revolving Credit Line	1,123
Krayden Holdings, Inc.	First Lien Senior Secured	Revolving Credit Line	348
Lakewood Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	701
Leap Service Partners, LLC	First Lien Senior Secured	Revolving Credit Line	588
Learn-it Systems, LLC	First Lien Senior Secured	Delayed Draw Loan	2,989
Learn-it Systems, LLC	First Lien Senior Secured	Revolving Credit Line	1,468
Lenticular Holdings, Inc.	First Lien Senior Secured	Delayed Draw Loan	365

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Lindstrom, LLC	First Lien Senior Secured	Revolving Credit Line	$3,139
LTC Consulting Services, LLC	First Lien Senior Secured	Revolving Credit Line	455
M&D Midco, Inc.	First Lien Senior Secured	Delayed Draw Loan	1,026
M&D Midco, Inc.	First Lien Senior Secured	Revolving Credit Line	201
Magic Valley Electric, LLC	First Lien Senior Secured	Delayed Draw Loan	1,526
Magic Valley Electric, LLC	First Lien Senior Secured	Revolving Credit Line	305
Midwest Eye Services, LLC	First Lien Senior Secured	Delayed Draw Loan	652
Midwest Eye Services, LLC	First Lien Senior Secured	Revolving Credit Line	705
Military Retail Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	757
NDH Advisors LLC	First Lien Senior Secured	Delayed Draw Loan	1,528
NDH Advisors LLC	First Lien Senior Secured	Revolving Credit Line	278
NE Ortho Management Services, LLC	First Lien Senior Secured	Delayed Draw Loan	5,998
NE Ortho Management Services, LLC	First Lien Senior Secured	Revolving Credit Line	443
Nuclear Care Partners Holdings, Inc.	First Lien Senior Secured	Revolving Credit Line	1,616
O2B Early Education Holding Inc.	First Lien Senior Secured	Delayed Draw Loan	1,361
O2B Early Education Holding Inc.	First Lien Senior Secured	Revolving Credit Line	681
OEP Wheeler Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	3,144
OL Texas Restaurants, LLC	First Lien Senior Secured	Revolving Credit Line	70
ORECV, LLC	Equity	Membership Interest	1,332
P.J. Fitzpatrick LLC	First Lien Senior Secured	Delayed Draw Loan	602
P.J. Fitzpatrick LLC	First Lien Senior Secured	Revolving Credit Line	1,063
PAK Quality Foods Acquisition LLC	First Lien Senior Secured	Delayed Draw Loan	34
PAK Quality Foods Acquisition LLC	First Lien Senior Secured	Revolving Credit Line	179
Palmetto Longevity Fund, LLC	First Lien Senior Secured	Revolving Credit Line	3,344
Pansophic Learning US, LLC	First Lien Senior Secured	Revolving Credit Line	997
Pediatric Home Respiratory Services, LLC	First Lien Senior Secured	Delayed Draw Loan	2,816
Pediatric Home Respiratory Services, LLC	First Lien Senior Secured	Revolving Credit Line	1,565
Perennial Services Group, LLC	First Lien Senior Secured	Delayed Draw Loan	1,860
Perennial Services Group, LLC	First Lien Senior Secured	Revolving Credit Line	430
Periscope Cybermaxx Buyer, Inc	First Lien Senior Secured	Delayed Draw Loan	1,681
Periscope Cybermaxx Buyer, Inc	First Lien Senior Secured	Revolving Credit Line	413
Petvet Care Centers, LLC	First Lien Senior Secured	Revolving Credit Line	1,061
PF Carrus Careers, LLC	First Lien Senior Secured	Revolving Credit Line	471
PNB Holdings III, LLC	First Lien Senior Secured	Delayed Draw Loan	1,227
PNB Holdings III, LLC	First Lien Senior Secured	Revolving Credit Line	736
Prestige Backyards, LLC	First Lien Senior Secured	Delayed Draw Loan	2,090
Prestige Backyards, LLC	First Lien Senior Secured	Revolving Credit Line	1,310
Primetac Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	368
Project Pathfinder Borrower, LLC	First Lien Senior Secured	Revolving Credit Line	1,960
Purple Cow Buyer, LLC	First Lien Senior Secured	Delayed Draw Loan	708
Purple Cow Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	183
QM Buyer, Inc.	First Lien Senior Secured	Delayed Draw Loan	779
QM Buyer, Inc.	First Lien Senior Secured	Revolving Credit Line	611
Rails International, LLC	First Lien Senior Secured	Revolving Credit Line	2,342

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Rapid Buyer, LLC	First Lien Senior Secured	Delayed Draw Loan	$1,296
Rapid Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	648
Rau Group Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	1,227
Redwood MSO, LLC	First Lien Senior Secured	Revolving Credit Line	121
Refocus Management Services, LLC	First Lien Senior Secured	Revolving Credit Line	211
Renovation Systems, LLC	First Lien Senior Secured	Delayed Draw Loan	102
Renovation Systems, LLC	First Lien Senior Secured	Revolving Credit Line	—
Rialto Management Group, LLC	First Lien Senior Secured	Revolving Credit Line	1,067
Rocket Holdco Intermediate II, LLC	First Lien Senior Secured	Revolving Credit Line	802
Rome Borrower, LLC	First Lien Senior Secured	Delayed Draw Loan	679
Rome Borrower, LLC	First Lien Senior Secured	Revolving Credit Line	344
RPC TopCo, Inc	First Lien Senior Secured	Revolving Credit Line	545
Salisbury House, LLC	First Lien Senior Secured	Delayed Draw Loan	2,110
Salisbury House, LLC	First Lien Senior Secured	Revolving Credit Line	1,296
Salt US Holdco, LLC	First Lien Senior Secured	Delayed Draw Loan	4,571
Seawolf Buyer, LLC	First Lien Senior Secured	Delayed Draw Loan	1,042
Seawolf Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,042
Senior Support Holdings (Franchise) Acquisition, Inc.	First Lien Senior Secured	Delayed Draw Loan	4,468
Simon Pearce (U.S.), LLC	First Lien Senior Secured	Revolving Credit Line	643
SL Buyer Corp.	First Lien Senior Secured	Delayed Draw Loan	2,910
SL Buyer Corp.	First Lien Senior Secured	Revolving Credit Line	774
Solidcore Topco, LLC	First Lien Senior Secured	Delayed Draw Loan	3,244
Solidcore Topco, LLC	First Lien Senior Secured	Revolving Credit Line	1,233
Sparkle Holdco 2 Corp.	First Lien Senior Secured	Revolving Credit Line	310
Sparta Capital Management, LLC	First Lien Senior Secured	Delayed Draw Loan	581
Spartan CP, LLC	First Lien Senior Secured	Delayed Draw Loan	1,291
Spartan CP, LLC	First Lien Senior Secured	Revolving Credit Line	166
Sportime Clubs, LLC	First Lien Senior Secured	Delayed Draw Loan	4,761
Sportime Clubs, LLC	First Lien Senior Secured	Revolving Credit Line	293
Star Logistics & Hospitality Service, LLC	First Lien Senior Secured	Delayed Draw Loan	1,232
Star Logistics & Hospitality Service, LLC	First Lien Senior Secured	Revolving Credit Line	54
StartKleen Legacy Holdings, LLC	First Lien Senior Secured	Delayed Draw Loan	1,282
StartKleen Legacy Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	1,026
Stellar Buyer LLC	First Lien Senior Secured	Delayed Draw Loan	765
Stellar Buyer LLC	First Lien Senior Secured	Revolving Credit Line	492
SurfacePrep Buyer, LLC	First Lien Senior Secured	Delayed Draw Loan	117
SurfacePrep Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	548
Sylmar Group Holdco LLC	First Lien Senior Secured	Delayed Draw Loan	2,805
Sylmar Group Holdco LLC	First Lien Senior Secured	Revolving Credit Line	519
The Mutual Group LLC	First Lien Senior Secured	Revolving Credit Line	672
The Smilist DSO, LLC	First Lien Senior Secured	Delayed Draw Loan	197
The Smilist DSO, LLC	First Lien Senior Secured	Revolving Credit Line	16
Total Fleet Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,148
ToxStrategies, LLC	First Lien Senior Secured	Delayed Draw Loan	570
ToxStrategies, LLC	First Lien Senior Secured	Revolving Credit Line	798

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
TruSource Foods LLC	First Lien Senior Secured	Delayed Draw Loan	$1,109
TruSource Foods LLC	First Lien Senior Secured	Revolving Credit Line	337
Undine Group LLC	First Lien Senior Secured	Delayed Draw Loan	5,458
VPD Management, Inc	First Lien Senior Secured	Delayed Draw Loan	560
VPD Management, Inc	First Lien Senior Secured	Revolving Credit Line	183
Vybond Buyer, LLC	First Lien Senior Secured	Delayed Draw Loan	1,051
Vybond Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	789
Wheat Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	979
Wildcats Purchaser LLC	First Lien Senior Secured	Delayed Draw Loan	570
Wildcats Purchaser LLC	First Lien Senior Secured	Revolving Credit Line	313
WWEC Holdings III Corp	First Lien Senior Secured	Revolving Credit Line	434
XDimensional Technologies, Inc.	First Lien Senior Secured	Revolving Credit Line	60
Xpress Wellness, LLC	First Lien Senior Secured	Delayed Draw Loan	1,940
Xpress Wellness, LLC	First Lien Senior Secured	Revolving Credit Line	1,437
XpressMyself.com LLC	First Lien Senior Secured	Revolving Credit Line	233
Total			$207,318

As of December 31, 2025, the Fund’s unfunded commitments consisted of the following.

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Ag Bells LLC	First Lien Senior Secured	Revolving Credit Line	$1,165
Allbridge, LLC	First Lien Senior Secured	Delayed Draw Loan	166
Allbridge, LLC	First Lien Senior Secured	Revolving Credit Line	166
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Delayed Draw Loan	2,973
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Revolving Credit Line	991
Ampler QSR Holdings LLC	First Lien Senior Secured	Revolving Credit Line	1,553
Archtop Fiber Intermediate LLC	First Lien Senior Secured	Delayed Draw Loan	5,710
Armanino Advisory LLC	First Lien Senior Secured	Delayed Draw Loan	2,554
Armanino Advisory LLC	First Lien Senior Secured	Revolving Credit Line	1,920
Aspire General Holding Company LLC	First Lien Senior Secured	Delayed Draw Loan	2,638
Aspire General Holding Company LLC	First Lien Senior Secured	Revolving Credit Line	694
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	63
Billhighway, LLC	First Lien Senior Secured	Revolving Credit Line	80
Brown & Root Industrial Services, LLC	First Lien Senior Secured	Revolving Credit Line	2,956
CheckedUp, Inc	First Lien Senior Secured	Revolving Credit Line	55
Compu-Link Corporation	First Lien Senior Secured	Revolving Credit Line	1,570
Cooper's Hawk Intermediate Holding,LLC	First Lien Senior Secured	Delayed Draw Loan	2,895
Cooper's Hawk Intermediate Holding,LLC	First Lien Senior Secured	Revolving Credit Line	1,579
CrossLink Professional Tax Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	599
D4C Dental Brands, Inc.	First Lien Senior Secured	Revolving Credit Line	1,189
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Loan	360
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Loan	2,568
Discovery SL Management, LLC	First Lien Senior Secured	Revolving Credit Line	621
Ensemble Music Schools LLC	First Lien Senior Secured	Delayed Draw Loan	1,405
Ensemble Music Schools LLC	First Lien Senior Secured	Revolving Credit Line	1,405
Fullsteam Operations LLC	First Lien Senior Secured	Delayed Draw Loan	5,769
Fullsteam Operations LLC	First Lien Senior Secured	Revolving Credit Line	1,923
Hasa Acquisition, LLC	First Lien Senior Secured	Delayed Draw Loan	145
Hasa Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	100
Heathos LLC	First Lien Senior Secured	Revolving Credit Line	707
Hornblower Sub LLC	First Lien Senior Secured	Revolving Credit Line	10
Integrity Marketing Acquisition, LLC	First Lien Senior Secured	Delayed Draw Loan	878
Integrity Marketing Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	962
Juvare, LLC	First Lien Senior Secured	Delayed Draw Loan	1,066
Juvare, LLC	First Lien Senior Secured	Revolving Credit Line	1,823
Kemper Sports Management, LLC	First Lien Senior Secured	Revolving Credit Line	163
Learn-it Systems, LLC	First Lien Senior Secured	Delayed Draw Loan	3,365
Learn-it Systems, LLC	First Lien Senior Secured	Delayed Draw Loan	734
Learn-it Systems, LLC	First Lien Senior Secured	Revolving Credit Line	1,835
Lindstrom, LLC	First Lien Senior Secured	Revolving Credit Line	1,222
Military Retail Solutions, LLC	First Lien Senior Secured	Delayed Draw Loan	1,515
Military Retail Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	555
Nuclear Care Partners Holdings, Inc.	First Lien Senior Secured	Revolving Credit Line	1,616
OEP Wheeler Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	3,144
OL Texas Restaurants, LLC	First Lien Senior Secured	Revolving Credit Line	210
ORECV, LLC	Equity	Membership Interest	2,574

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Palmetto Longevity Fund, LLC	First Lien Senior Secured	Delayed Draw Loan	$127
Palmetto Longevity Fund, LLC	First Lien Senior Secured	Revolving Credit Line	3,002
Pansophic Learning US, LLC	First Lien Senior Secured	Revolving Credit Line	997
Pediatric Home Respiratory Services, LLC	First Lien Senior Secured	Delayed Draw Loan	1,916
Pediatric Home Respiratory Services, LLC	First Lien Senior Secured	Revolving Credit Line	1,065
Periscope Cybermaxx Buyer, Inc	First Lien Senior Secured	Delayed Draw Loan	1,836
Periscope Cybermaxx Buyer, Inc	First Lien Senior Secured	Revolving Credit Line	413
Petvet Care Centers, LLC	First Lien Senior Secured	Revolving Credit Line	1,592
PF Carrus Careers, LLC	First Lien Senior Secured	Revolving Credit Line	553
Project Pathfinder Borrower, LLC	First Lien Senior Secured	Revolving Credit Line	1,960
Rails International, LLC	First Lien Senior Secured	Revolving Credit Line	2,342
Rialto Management Group, LLC	First Lien Senior Secured	Revolving Credit Line	1,707
Salisbury House, LLC	First Lien Senior Secured	Delayed Draw Loan	2,371
Salisbury House, LLC	First Lien Senior Secured	Revolving Credit Line	1,344
Salt US Holdco, LLC	First Lien Senior Secured	Delayed Draw Loan	323
Sarasota US Intermediate, Inc.	First Lien Senior Secured	Revolving Credit Line	1,239
Seatex Merger Sub, LLC	First Lien Senior Secured	Revolving Credit Line	1,141
Senior Support Holdings (Franchise) Acquisition, Inc.	First Lien Senior Secured	Delayed Draw Loan	4,468
SL Buyer Corp.	First Lien Senior Secured	Delayed Draw Loan	3,507
SL Buyer Corp.	First Lien Senior Secured	Revolving Credit Line	774
Solidcore Topco, LLC	First Lien Senior Secured	Delayed Draw Loan	3,244
Solidcore Topco, LLC	First Lien Senior Secured	Revolving Credit Line	1,622
Sparta Capital Management, LLC	First Lien Senior Secured	Delayed Draw Loan	3,606
Spartan CP, LLC	First Lien Senior Secured	Delayed Draw Loan	1,291
Spartan CP, LLC	First Lien Senior Secured	Revolving Credit Line	414
Sportime Clubs, LLC	First Lien Senior Secured	Delayed Draw Loan	5,016
Sportime Clubs, LLC	First Lien Senior Secured	Revolving Credit Line	293
Sylmar Group Holdco LLC	First Lien Senior Secured	Delayed Draw Loan	4,155
Sylmar Group Holdco LLC	First Lien Senior Secured	Revolving Credit Line	1,195
The Mutual Group LLC	First Lien Senior Secured	Revolving Credit Line	672
Total Fleet Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,148
WildBrain Ltd.	First Lien Senior Secured	Revolving Credit Line	666
XDimensional Technologies, Inc.	First Lien Senior Secured	Revolving Credit Line	60
Total			$124,250

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the consolidated financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedules of Investments as of September 30, 2026 and December 31, 2025. The par amount of the unfunded portfolio company commitments is not recognized by the Fund until the commitment is funded.

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

Note 7—Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in Section 61 of the 1940 Act, the Fund is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of September 30, 2026 and December 31, 2025, the Fund's asset coverage ratios were 207.00% and 197.52%, respectively.

The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for total borrowings for the Fund for the three months ended September 30, 2026 and 2025 was 5.80% and 6.55%, respectively. The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for total borrowings for the Fund for the nine months ended September 30, 2026 and 2025 was 5.82% and 6.63%, respectively. The average daily debt outstanding for the three months ended September 30, 2026 and 2025 was $454,140 and $395,394, respectively. The average daily total debt outstanding for the nine months ended September 30, 2026 and 2025 was $458,210 and $330,090, respectively.

Secured Loan Facilities

Sumitomo Mitsui Banking Corporation Facility ("SMBC Facility")

On July 16, 2024, Subsidiary II entered into a Loan and Servicing Agreement (as amended, the "SMBC Facility"), with Sumitomo Mitsui Banking Corporation, as collateral agent, administrative agent and a lender, Webster Bank, N.A., as a lender, and Western Alliance Trust Company, N.A., as account bank, collateral custodian and collateral administrator. The SMBC Facility provides for borrowings in U.S. dollars up to a maximum principal amount of $400 million. On April 14, 2026, the SMBC Facility was amended to extend the temporary upsize of $45 million to $445 million for an additional three months until July 15, 2026 (the "Upsize Period") and $400 million after the Upsize Period. Proceeds from the borrowings under the SMBC Facility will be used primarily to finance the purchase or origination of loans. Unless otherwise terminated, the SMBC Facility will mature on July 16, 2029. The interest rate on outstanding loans will be calculated by the 1-month SOFR rate plus a spread of 2.20%. Prior to March 27, 2025, the interest rate on outstanding loan was calculated by taking the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, the 1-month SOFR rate plus 1.0% or zero, plus a spread of 2.60%. Subsidiary II paid an upfront fee of $3 million that was due by March 31, 2025, and pays an administrative fee of $5 thousand per month. On March 27, 2025, Subsidiary II paid an additional upfront fee of $750 thousand related to the amended SMBC Facility. On any date when the undrawn commitment is less than or equal to 50% of the aggregate commitment, the non-usage fee will be 0.50% per annum. On any date when the undrawn commitment is greater than 50% of the aggregate commitment, the non-usage fee will be 1.00% per annum.

The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings under the SMBC Facility for the three months ended September 30, 2026 and 2025 was 5.88% and 6.44%, respectively. The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings under the SMBC Facility for the nine months ended September 30, 2026 and 2025 was 5.87% and 6.58%, respectively. The average daily debt outstanding for the three months ended September 30, 2026 and 2025 was $314,261 and $342,881, respectively. The average daily debt outstanding for the nine months ended September 30, 2026 and 2025 was $343,199 and $272,270, respectively. The maximum debt outstanding for the three months ended September 30, 2026 and 2025 was $327,968 and $385,282, respectively. The maximum debt outstanding for the nine months ended September 30, 2026 and 2025 was $393,305 and $385,282, respectively.

The following table represents borrowings under the SMBC Facility as of September 30, 2026.

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
SMBC Facility	$400,000	$300,968	$2,159	$298,809
Total	$400,000	$300,968	$2,159	$298,809

The following table represents borrowings under the SMBC Facility as of December 31, 2025.

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
SMBC Facility	$445,000	$393,305	$2,740	$390,565
Total	$445,000	$393,305	$2,740	$390,565

The following table represents interest and debt fees under the SMBC Facility for the three months ended September 30, 2026.

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
SMBC Facility	SOFR + 2.20%	$5,053	$195	$—
Total		$5,053	$195	$—
(1)
As of September 30, 2026, the 1-month SOFR rate was 3.91%.
(2)
Amortization of deferred financing costs and other fees are included in "interest expense" on the Consolidated Statements of Operations.

The following table represents interest and debt fees under the SMBC Facility for the nine months ended September 30, 2026.

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
SMBC Facility	SOFR + 2.20%	$16,418	$579	$—
Total		$16,418	$579	$—
(1)
As of September 30, 2026, the 1-month SOFR rate was 3.91%.
(2)
Amortization of deferred financing costs and other fees are included in "interest expense" on the Consolidated Statements of Operations.

The following table represents interest and debt fees under the SMBC Facility for the three months ended September 30, 2025.

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
SMBC Facility	SOFR + 2.20%	$5,714	$158	$—
Total		$5,714	$158	$—
(1)
As of September 30, 2025, the 1-month SOFR rate was 4.13%.
(2)
Amortization of deferred financing costs and other fees are included in "interest expense" on the Consolidated Statements of Operations.

The following table represents interest and debt fees under the SMBC Facility for the nine months ended September 30, 2025.

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
SMBC Facility	SOFR + 2.20%	$13,897	$465	$—
Total		$13,897	$465	$—
(1)
As of September 30, 2025, the 1-month SOFR rate was 4.13%.
(2)
Amortization of deferred financing costs and other fees are included in "interest expense" on the Consolidated Statements of Operations.

At September 30, 2026 and December 31, 2025, the carrying amount of the Fund's borrowings on the SMBC Facility approximated their fair value in accordance with ASC 820. As of September 30, 2026 and December 31, 2025, the Fund’s borrowings are deemed to be a Level 3 measurement, as defined in Note 3—Fair Value of Financial Instruments.

JPM Funding Facility

On September 30, 2026, as a result of the closing of the Mergers, the Fund became party to and assumed all of MPCF's obligations under the Loan and Security Agreement dated March 26, 2024 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the "JPM Funding Facility"), among Manulife Private Credit Fund SPV, LLC, as borrower (the "Borrower"), MPCF, as the parent and as portfolio manager, the lenders party thereto, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent.

The JPM Funding Facility provides for a secured loan facility with maximum loan commitments of $250 million. The JPM Funding Facility has a reinvestment period ending November 26, 2029, which is also the final maturity date. In connection with the JPM Funding Facility, the Fund, as seller, and the Borrower, as purchaser, are party to a related Sale and Contribution Agreement, pursuant to which the Borrower purchases, or receives contributions of cash or, certain corporate loans originated by the Fund or its affiliates from time to time.

Borrowings under the JPM Funding Facility bear interest at Term SOFR or an alternate base rate, plus an applicable margin of 2.00% per annum, subject to increases for default rate interest in accordance with the terms of the JPM Funding Facility. The Borrower also pays a commitment fee of 0.60% per annum on the average daily unused facility amount, together with an upfront fee and other customary fees.

The obligations of the Borrower under the JPM Funding Facility are secured by substantially all of the assets held by the Borrower, including the related loans.

In connection with the JPM Funding Facility, the Fund and the Borrower have made certain customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Funding Facility contains customary events of default for facilities of this nature. Proceeds of borrowings under the JPM Funding Facility may be used for the purposes permitted thereunder, including funding the purchase of loans and other portfolio investments.

The following table represents borrowings under the JPM Funding Facility as of September 30, 2026, at the closing of the Mergers. There was no other activity impacting the Fund during the three and nine months ended September 30, 2026 for the JPM Funding Facility.

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
JPM Funding Facility	$250,000	$157,400	$1,926	$155,474
Total	$250,000	$157,400	$1,926	$155,474

At September 30, 2026, the carrying amount of the Fund's borrowings on the JPM Funding Facility approximated their fair value in accordance with ASC 820. As of September 30, 2026, the Fund's borrowings are deemed to be a Level 3 measurement, as defined in Note 3—Fair Value of Financial Instruments.

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

The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings under the Credit Facility for the three months ended September 30, 2026 and 2025 was 5.70% and 0.00%, respectively. The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings under the Credit Facility for the nine months ended September 30, 2026 and 2025 was 5.68% and 0.00%, respectively. The average daily debt outstanding for the three months ended September 30, 2026 and 2025 was $138,168 and $0, respectively. The average daily debt outstanding for the nine months ended September 30, 2026 and 2025 was $114,434 and $0, respectively. The maximum debt outstanding for the three months ended September 30, 2026 and 2025 was $175,000 and $0, respectively. The maximum debt outstanding for the nine months ended September 30, 2026 and 2025 was $175,000 and $0, respectively.

The following table represents borrowings under the Credit Facility as of September 30, 2026.

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$187,500	$175,000	$485	$174,515
Total	$187,500	$175,000	$485	$174,515

The following table represents borrowings under the Credit Facility as of December 31, 2025.

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$150,000	$88,000	$630	$87,370
Total	$150,000	$88,000	$630	$87,370

The following table represents interest and debt fees under the Credit Facility for the three months ended September 30, 2026.

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
Credit Facility	SOFR + 2.00%	$2,064	$87	$—
Total		$2,064	$87	$—
(1)
As of September 30, 2026, the 1-month SOFR rate was 3.91%.
(2)
Amortization of deferred financing costs and other fees are included in "interest expense" on the Consolidated Statements of Operations.

The following table represents interest and debt fees under the Credit Facility for the nine months ended September 30, 2026.

	Interest Rate(1)	Interest Expense	Deferred Financing Costs (2)	Other Fees (2)
Credit Facility	SOFR + 2.00%	$5,091	$245	$—
Total		$5,091	$245	$—
(1)
As of September 30, 2026, the 1-month SOFR rate was 3.91%.
(2)
Amortization of deferred financing costs and other fees are included in "interest expense" on the Consolidated Statements of Operations.

At September 30, 2026 and December 31, 2025, the carrying amount of the Fund's borrowings on the Credit Facility approximated their fair value in accordance with ASC 820. As of September 30, 2026 and December 31, 2025, the Fund’s borrowings are deemed to be a Level 3 measurement, as defined in Note 3—Fair Value of Financial Instruments.

The Fund did not have any outstanding borrowings under the Credit Facility as of September 30, 2025, and for the three and nine months ended September 30, 2025, the Fund did not have any activity under the Credit Facility.

Secured Borrowing Agreement

On July 22, 2024, the Fund entered into a participation agreement (the "Participation Agreement") with Macquarie Bank Limited ("Macquarie") (the "Secured Borrowing Facility"). The Fund will transfer investments to Macquarie for cash and repurchase the same investment on a forward settlement basis. The repurchase transaction will have a settlement date of up to 90 days. The repurchase transaction under the Participation Agreement is a type of secured borrowing, in which the Fund will retain the economics of the investment and will pay an interest charge. Interest expense incurred under the Participation Agreement is included on the Consolidated Statements of Operations as "Interest expense".

The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings under the Secured Borrowing Facility for the three months ended September 30, 2026 and 2025 was 0.00% and 7.38%, respectively. The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings under the Secured Borrowing Facility for the nine months ended September 30, 2026 and 2025 was 0.00% and 7.42%, respectively. The average daily debt outstanding for the three months ended September 30, 2026 and 2025 was $0 and $52,513, respectively. The average daily debt outstanding for the nine months ended September 30, 2026 and 2025 was $0 and $57,820, respectively. The maximum debt outstanding for the three months ended September 30, 2026 and 2025 was $0 and $73,509, respectively. The maximum debt outstanding for the nine months ended September 30, 2026 and 2025 was $0 and $85,114, respectively.

The Fund did not have any outstanding borrowings under the Participation Agreement as of September 30, 2026 and December 31, 2025, and for the three months ended September 30, 2026, the Fund did not have any activity under the Participation Agreement.

The following table represents interest and debt fees under the Secured Borrowing Facility for the three months ended September 30, 2025.

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

The following table represents interest and debt fees under the Secured Borrowing Facility for the nine months ended September 30, 2025.

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

At September 30, 2026 and December 31, 2025, the carrying amount of the Fund's borrowings on the Secured Borrowing Facility approximated their fair value in accordance with ASC 820. As of September 30, 2026 and December 31, 2025, the Fund's borrowings are deemed to be a Level 3 measurement, as defined in Note 3—Fair Value of Financial Instruments.

Note 8—Capital

During the three and nine months ended September 30, 2026 and 2025, the Fund’s capital share activity was as follows:

Share Issuances

The following table summarizes the total shares issued and net proceeds (in thousands) for the nine months ended September 30, 2026.

Share Issue Date	Shares Issued	Net Proceeds Received
May 1, 2026	199,045	$5,000
June 1, 2026	198,807	5,000
July 1, 2026	1,480,670	37,150
September 30, 2026 (1)	6,568,117	165,356
Total Shares Issued	8,446,639	$212,506

(1)
In accordance with the terms of the Merger Agreement, on September 30, 2026 at the closing of the Mergers, each outstanding common share of MPCF was converted into the right to receive 0.7955 Class I common shares, par value $0.001 per share of the Fund. As a result of the Mergers, the Fund issued approximately 6.6 million Class I common shares to former shareholders of MPCF on September 30, 2026. See Note 12—Merger with Manulife Private Credit Fund for further discussion of the Mergers.

The following table summarizes the total shares issued and net proceeds (in thousands) through the dividend reinvestment plan ("DRIP") for the nine months ended September 30, 2026.

Share Issue Date	Shares Issued	Net Proceeds Received
January 30, 2026	76	$2
February 27, 2026	76	2
March 31, 2026	79	2
April 30, 2026	75	2
May 31, 2026	75	2
June 30, 2026	72	1
July 31, 2026	72	2
August 31, 2026	73	2
September 30, 2026	70	2
Total Shares Issued	668	$17

The following table summarizes the total shares issued and net proceeds (in thousands) for the nine months ended September 30, 2025.

Share Issue Date	Shares Issued	Net Proceeds Received
January 2, 2025	2,769,444	$70,150
April 1, 2025	1,182,206	30,064
May 1, 2025	596,896	15,000
June 1, 2025	1,787,133	45,000
July 1, 2025	594,530	15,000
August 1, 2025	987,752	25,000
September 1, 2025	1,975,504	50,000
Total Shares Issued	9,893,465	$250,214

The following table summarizes the total shares issued and net proceeds (in thousands) through the DRIP for the nine months ended September 30, 2025.

Share Issue Date	Shares Issued	Net Proceeds
January 31, 2025	38	$1
February 28, 2025	39	1
March 31, 2025	47	1
April 30, 2025	72	2
May 31, 2025	76	2
June 30, 2025	73	2
July 30, 2025	74	2
August 30, 2025	75	2
September 30, 2025	67	2
Total Shares Issued	561	$15

The Fund operates as a master fund in a master-feeder structure, in which Comvest Senior Lending Feeder Fund LLC (“Feeder I”) and Comvest Senior Lending Feeder Fund II LLC (“Feeder II”) invest all or substantially all of their assets in the Fund. As of September 30, 2026 and December 31, 2025, CGH Legacy SPV II, LLC (f/k/a Comvest Group Holdings SPV II LLC), a wholly-owned subsidiary of an affiliate of Manulife | Comvest Credit Partners, owned 409 and 409, respectively, of the Fund's Class I shares, Feeder I owned 10,167,276 and 9,955,652, respectively, of the Fund's Class I shares, Feeder II owned 8,060,915 and 7,874,687, respectively, of the Fund's Class I shares, Manulife Private Credit Plus Fund owned 6,266,908 and 791,452, respectively, of the Fund's Class I shares, and John Hancock Reassurance Company Ltd. owned 597,848 and 0, respectively, of the Fund's Class I shares. On September 30, 2026 as a result of the closing of the Mergers, Manulife International Limited (Hong Kong) owned 1,382,839 of the Fund's Class I shares, and Manufacturers Life Reinsurance Limited owned 592,645, of the Fund's Class I shares.

Distributions and Dividends

Distributions declared during the three and nine months ended September 30, 2026, totaled $11,366 and $34,118. Distributions declared during the three and nine months ended September 30, 2025 totaled $9,979 and $23,980.

The following table reflects distributions, including dividends and returns of capital, if any, declared per share by the Board for the three and nine months ended September 30, 2026.

Date Declared	Record Date	Payment Date	Per Share Amount
January 29, 2026	January 29, 2026	February 23, 2026	$0.21
February 26, 2026	February 26, 2026	March 26, 2026	$0.21
March 30, 2026	March 30, 2026	April 22, 2026	$0.21
April 29, 2026	April 29, 2026	May 22, 2026	$0.20
May 28, 2026	May 28, 2026	June 24, 2026	$0.20
June 29, 2026	June 29, 2026	July 24, 2026	$0.19
July 30, 2026	July 30, 2026	August 25, 2026	$0.19
August 28, 2026	August 28, 2026	September 24, 2026	$0.19
September 29, 2026	September 29, 2026	October 23, 2026	$0.18

The following table reflects distributions, including dividends and returns of capital, if any, declared per share by the Board for the three and nine months ended September 30, 2025.

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

Note 9—Net Assets

The following table reflects the net assets activity for the three months ended September 30, 2026.

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of June 30, 2026	19,029,710	$19	$480,003	$(2,493)	$477,529
Issuance of Shares, net of issuance costs	1,480,670	1	37,149	—	37,150
Issuance of shares in connection with the Merger (1)	6,568,117	7	165,349	—	165,356
Distributions to shareholders	—	—	—	(11,366)	(11,366)
Reinvestment of distributions	215	—	6	—	6
Net investment income (loss)	—	—	—	11,447	11,447
Net realized gain (loss) from investment transactions	—	—	—	136	136
Net change in unrealized gain (loss) on investments	—	—	—	1,464	1,464
Balance as of September 30, 2026	27,078,712	$27	$682,507	$(812)	$681,722
(1)
See Note 12—Merger with Manulife Private Credit Fund for further discussion of the mergers.

The following table reflects the net assets activity for the nine months ended September 30, 2026.

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of December 31, 2025	18,631,405	$19	$469,992	$627	$470,638
Issuance of shares, net of issuance costs	1,878,522	1	47,149	—	47,150
Issuance of shares in connection with the Merger (1)	6,568,117	7	165,349	—	165,356
Distributions to shareholders	—	—	—	(34,118)	(34,118)
Reinvestment of distributions	668	—	17	—	17
Net investment income (loss)	—	—	—	34,228	34,228
Net realized gain (loss) from investment transactions	—	—	—	227	227
Net change in unrealized gain (loss) on investments	—	—	—	(1,776)	(1,776)
Balance as of September 30, 2026	27,078,712	$27	$682,507	$(812)	$681,722
(1)
See Note 12—Merger with Manulife Private Credit Fund for further discussion of the mergers.

The following table reflects the net assets activity for the three months ended September 30, 2025.

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of June 30, 2025	14,281,726	$14	$360,017	$332	$360,363
Issuance of Shares, net of issuance costs	3,558,002	4	90,002	—	90,006
Distributions to shareholders	—	—	—	(9,979)	(9,979)
Net investment income (loss)	—	—	—	10,063	10,063
Net realized gain (loss) from investment transactions	—	—	—	485	485
Net change in unrealized gain (loss) on investments	—	—	—	(72)	(72)
Balance as of September 30, 2025	17,839,728	$18	$450,019	$829	$450,866

The following table reflects the net assets activity for the nine months ended September 30, 2025.

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of December 31, 2024	7,945,702	$8	$199,800	$1,462	$201,270
Issuance of shares, net of issuance costs	9,894,026	10	250,219	—	250,229
Distributions to shareholders	—	—	—	(23,980)	(23,980)
Net investment income (loss)	—	—	—	24,469	24,469
Net realized gain (loss) from investment transactions	—	—	—	(43)	(43)
Net change in unrealized gain (loss) on investments	—	—	—	(1,079)	(1,079)
Balance as of September 30, 2025	17,839,728	$18	$450,019	$829	$450,866

Note 10—Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For the nine months ended September 30, 2026 and 2025, there were no dilutive securities. The following information sets forth the computation of the weighted average basic and diluted net change in net assets per share resulting from operations for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Increase (decrease) in net assets resulting from operations	$13,047	$10,476	$32,679	$23,347
Weighted average shares outstanding	20,581,846	16,175,441	19,355,148	13,269,007
Earnings (loss) per share - basic and diluted	$0.63	$0.65	$1.69	$1.76

Note 11—Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2026 and 2025.

	For the Nine Months Ended September 30,
	2026		2025
Per Share Operating Performance
Net Asset Value, Beginning of Period:	$25.26		$25.33
Results of Operations:(1)
Net Investment Income (Loss)	1.77		1.84
Net Realized and Unrealized Gain (Loss) on Investments	(0.08)		(0.11)
Increase (Decrease) in Net Assets Resulting from Operations	1.69		1.73
Distributions to Shareholders
Distributions from Net Investment Income	(1.77)		(1.79)
Decrease in Net Assets Resulting from Distributions	(1.77)		(1.79)
Net Asset Value, End of Period	$25.18		$25.27
Shares Outstanding, End of Period	27,078,712		17,839,728
Total return(2)(3)	6.90%		7.07%
Net assets, end of period	$681,722		$450,866
Ratio/Supplemental Data
Weighted average shares outstanding	19,355,148		13,269,007
Ratio of net investment income (loss) to average net assets, without expense reimbursement(4)	9.12%		9.74%
Ratio of net investment income (loss) to average net assets, with expense reimbursement(4)	9.12%		10.18%
Ratio of total expenses to average net assets without reimbursement(4)(8)	9.71%		11.77%
Ratio of total expenses to average net assets with reimbursement(4)(8)	9.71%		11.33%
Asset coverage ratio(5)	207.00%		212.15%
Portfolio turnover rate(3)(6)	16.32%	(7)	10.73%

(1)
The per common share data was derived using weighted average shares outstanding.
(2)
Total return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the period reported.
(3)
Not annualized.
(4)
Annualized.
(5)
Asset coverage ratio is presented as of September 30, 2026 and September 30, 2025, respectively. Asset coverage ratio equals the total net assets plus borrowings divided by the borrowings of the Fund outstanding at period end.
(6)
Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value.
(7)
Excludes investments acquired from mergers.
(8)
Ratio includes incentive fees of 1.29% and 1.33% to average net assets for the nine months ended September 30, 2026 and 2025, respectively.

Note 12—Merger with Manulife Private Credit Fund

On September 30, 2026, the Fund completed its previously announced acquisition of MPCF pursuant to the Merger Agreement. Under the Merger Agreement and the transactions contemplated thereby, Merger Sub merged with and into MPCF (the “First Merger”), with MPCF continuing as the surviving company and as a wholly-owned subsidiary of the

Fund. Immediately after the effectiveness of the First Merger, MPCF merged with and into the Fund (the “Second Merger” and, together with the First Merger, the “Mergers”), with the Fund continuing as the surviving company.

In accordance with the terms of the Merger Agreement, on September 30, 2026, each outstanding common share of MPCF was converted into the right to receive 0.7955 Class I common shares, par value $0.001 per share, of the Fund (and no cash was paid in lieu of fractional shares), which was determined on a net asset value-for-net asset value basis in accordance with the Merger Agreement. As a result of the Mergers, the Fund issued approximately 6.6 million Class I common shares to former shareholders of MPCF.

The Mergers were accounted for in accordance with the asset acquisition method of accounting as detailed in ASC 805-50. Under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC 805-50-30-1, assets are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of noncash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s records. ASC 805-50-30-2 provides that asset acquisitions in which the consideration given is cash are measured by the amount of cash paid. However, if the consideration given is not in the form of cash (that is, in the form of noncash assets, liabilities incurred, or equity interests issued), measurement is based on the cost to the acquiring entity or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measured.

The Mergers were considered a tax-free reorganization for federal income tax purposes and the Fund has elected to carry forward the historical cost basis of the MPCF investments for tax purposes. All fees and expenses incurred in connection with the Merger Agreement and the transactions contemplated thereby (including the Mergers) were borne equally by the Fund’s Investment Adviser and the MPCF Adviser.

The following table summarizes the allocation of the consideration paid to the assets acquired and liabilities assumed as a result of the Mergers:

September 30, 2026
Common shares issued by the Fund (1)	$165,356

Assets Acquired:
Total investments, at fair value (amortized cost of $320,427)	$314,813
Cash	107
Cash Equivalents	12,078
Receivables:
Receivable for paydowns of investments	35
Interest receivable	1,584
Prepaid expenses and other assets	229
Total Assets Acquired:	$328,846

Liabilities Assumed:
Secured Loan Facility (net of deferred financing costs of $1,926) (2)	155,474
Payables:
Dividend distributions payable (3)	4,558
Interest payable	2,412
Incentive fee payable	558
Administration fee payable	12
Accrued other general expense	476
Total Liabilities Assumed:	$163,490

Net Assets Acquired:
Net assets acquired	165,356
Total Net Assets Acquired:	$165,356

(1)
Based on the Fund's net asset value per share of $25.18 and 6,568,117 shares of common shares issued by the Fund in conjunction with the Mergers. This represents the purchase price of the acquired assets.
(2)
On September 30, 2026, as a result of the closing of the Mergers, the Fund became party to and assumed all of MPCF's obligations under the Loan and Security Agreement dated March 26, 2024 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the "JPM Funding Facility"). See Note 7- Borrowings” for further details on the JPM Funding Facility
(3)
Distribution declared on September 29, 2026 by MPCF for the benefit of former MPCF shareholders of record as of September 29, 2026 with a pay date of October 21, 2026.

Note 13—Subsequent Events

The Fund has evaluated subsequent events through the filing of this Form 10-Q and has determined that no material events or transactions occurred through the issuance date of the Fund’s financial statements which require additional disclosure in or adjustment of the Fund’s consolidated financial statements, except as set forth below.

On September 30, 2026, the Fund entered into the Fifth Amended and Restated Expense Limitation and Reimbursement Agreement with the Investment Adviser (the "Expense Limitation and Reimbursement Agreement"). For the period beginning October 1, 2026 through September 30, 2027 (the "Limitation Period"), subject to the terms of the Expense Limitation and Reimbursement Agreement, the Investment Adviser will pay, absorb or reimburse the Fund’s aggregate Operating Expenses above 0.80% of the value of the Fund’s monthly net assets as of the beginning of the first calendar day of the applicable month adjusted for any share issuances or repurchases during the applicable month. Other than the decrease in the Required Expense Payment cap from 1.25% to 0.80% of the Fund's aggregate Operating Expenses, the terms of the Fifth Amended and Restated Expense Limitation and Reimbursement Agreement are materially unchanged as compared to the Fourth Amended and Restated Expense Limitation and Reimbursement Agreement.

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

At a meeting held on April 20, 2026, the Board of Trustees (the "Board") of the Fund, including all of the trustees that are not "interested persons" of the Fund, approved the Agreement and Plan of Merger, dated as of June 22, 2026 and as amended on September 29, 2026, by and among the Fund, Manulife Private Credit Fund, a Delaware statutory trust ("MPCF"), John Hancock Comvest Merger Sub, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Fund ( "Merger Sub"), the Investment Adviser, and Manulife Investment Management Private Markets (US) LLC, a Delaware limited liability company and the investment adviser to MPCF (the "Merger Agreement"). At a special meeting held on September 24, 2026, the shareholders of the Fund approved the Merger Agreement and the transactions contemplated thereby pursuant to which Merger Sub would merge with and into MPCF (the "First Merger"), with MPCF continuing as the surviving company and as a wholly-owned subsidiary of the Fund. Immediately after the effectiveness of the First Merger, MPCF would merge with and into the Fund (the "Second Merger" and, together with the First Merger, the "Mergers"), with the Fund continuing as the surviving company. The Mergers closed on September 30, 2026. Please see Note 12—Merger with Manulife Private Credit Fund for further discussion of the Mergers.

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

Portfolio and Investment Activity

During the nine months ended September 30, 2026, we made $193,091 of investments in new or existing portfolio companies, acquired $314,813 of investments from MPCF pursuant to the closing of the Mergers, and had $152,470 in aggregate amount of sales and repayments, resulting in net investments of $355,434 for the period. The total portfolio of debt investments at fair value consisted of 99.7% bearing variable interest rates and 0.3% bearing fixed interest rates. Of the performing investments held, 99.8% of investments at fair value represent floating-rate investments, many of which are subject to certain reference rate floors and 0.2% of our debt investments at fair value represent fixed-rate investments as of September 30, 2026. Investments acquired through the Mergers consisted of approximately 99.7% in first lien senior secured loans and 0.3% in equity investments.

Our portfolio composition, based on fair value at September 30, 2026 was as follows.

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	95.4%	9.2%
Second Lien Senior Secured	1.0%	0.1%
Equity	1.8%	—%
Warrants	—%	—%
Cash Equivalents	1.8%	—%
Total	100.0%	9.3%

During the nine months ended September 30, 2025, we made $479,363 of investments in new or existing portfolio companies and had $66,041 in aggregate amount of sales and repayments, resulting in net investments of $413,322 for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at December 31, 2025 was as follows.

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	95.5%	9.0%
Second Lien Senior Secured	2.4%	0.3%
Equity	1.7%	—%
Warrants	—%	—%
Cash Equivalents	0.4%	—%
Total	100.0%	9.3%

Geographical Region

The following table shows the geographic composition of investments at amortized cost and fair value as of September 30, 2026.

Geographical Region	Amortized Cost	Percentage of Investments at Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Bermuda	$18,179	1.4%	$18,360	1.4%
Dominican Republic	26,305	2.0%	26,312	2.0%
United States	1,255,385	96.6%	1,248,726	96.6%
Total	$1,299,869	100.0%	$1,293,398	100.0%

The following table shows the geographic composition of investments at amortized cost and fair value as of December 31, 2025.

Geographical Region	Amortized Cost	Percentage of Investments at Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Bermuda	$21,096	2.2%	$21,155	2.3%
Canada	18,340	2.0%	18,971	2.0%
Dominican Republic	26,441	2.8%	26,350	2.8%
Puerto Rico	1,973	0.2%	1,978	0.2%
United States	868,974	92.8%	869,271	92.7%
Total	$936,824	100.0%	$937,725	100.0%

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

The weighted average risk rating of our investments based on fair value was 2.1 as of September 30, 2026. As of September 30, 2026, we had three portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies for additional details regarding our non-accrual policy.

The following table shows the distribution of our investments on the 1 to 6 investment rating scale at fair value as of September 30, 2026.

Investment Rating	Amortized Cost (in thousands)	Percent	Fair Value (in thousands)	Percent
Investment Rating 1	$—	—%	$—	—%
Investment Rating 2	1,182,556	91.0	1,185,311	91.7
Investment Rating 3	104,356	8.0	97,628	7.6
Investment Rating 4	6,222	0.5	5,663	0.4
Investment Rating 5	2,413	0.2	1,875	0.1
Investment Rating 6	4,322	0.3	2,921	0.2
Total	$1,299,869	100.0%	$1,293,398	100.0%

The weighted average risk rating of our investments based on fair value was 2.0 as of December 31, 2025. As of December 31, 2025, we had one portfolio company on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies for additional details regarding our non-accrual policy.

The following table shows the distribution of our investments on the 1 to 6 investment rating scale at fair value as of December 31, 2025.

Investment Rating	Amortized Cost (in thousands)	Percent	Fair Value (in thousands)	Percent
Investment Rating 1	$—	—%	$—	—%
Investment Rating 2	921,203	98.3%	923,397	98.4%
Investment Rating 3	14,376	1.5%	13,025	1.4%
Investment Rating 4	625	0.1%	625	0.1%
Investment Rating 5	620	0.1%	678	0.1%
Investment Rating 6	—	—%	—	—%
Total	$936,824	100.0%	$937,725	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of September 30, 2026 and December 31, 2025.

	September 30, 2026				December 31, 2025
Portfolio Company	Amortized Cost	Percentage of Investments at Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Percentage of Investments at Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Performing	$1,277,031	98.3%	$1,271,359	98.3%	$926,267	98.9%	$926,752	98.8%
Non-accrual	6,735	0.5%	4,796	0.4%	620	0.1%	678	0.1%
Non-income producing	16,103	1.2%	17,243	1.3%	9,937	1.0%	10,295	1.1%
Total	$1,299,869	100.0%	$1,293,398	100.0%	$936,824	100.0%	$937,725	100.0%

The following table shows the number of portfolio companies, weighted average total yield at cost and fair value, weighted average yield on performing debt and income producing investments at cost and fair value and weighted average spread over base rate of all floating rate investments as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Number of portfolio companies (1)	179	87
Weighted average total portfolio yield, at cost	9.28%	9.24%
Weighted average total portfolio yield, at fair value	9.23%	9.24%
Weighted average yield on performing debt and income producing investments, at amortized cost	9.35%	9.30%
Weighted average yield on performing debt and income producing investments, at fair value	9.31%	9.29%
Weighted average spread over base rate of all floating rate investments	5.41%	5.51%
(1)
The number of portfolio companies increased as a result of the closing of the Mergers on September 30, 2026.

The following table shows the weighted average rate, spread over the reference rate of floating rate and fees of investments originated and weighted average yield of exited or repaid investments during the three months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025
Weighted average rate of new investment fundings	9.27%	9.49%
Weighted average spread over the reference rate of new floating rate investment fundings	5.19%	5.31%
Weighted average OID fees of new investment fundings	1.21%	1.17%
Weighted average yield of exited or repaid investments during the period at amortized cost	8.24%	9.35%
Weighted average yield of exited or repaid investments during the period at fair value	8.17%	9.35%

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2026 and 2025, were as follows (dollars in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Total investment income	$23,856	$21,060	$70,684	$51,690
Less: Net expenses	12,409	10,997	36,456	27,221
Net investment income	11,447	10,063	34,228	24,469
Net realized gains (losses) on investments	136	485	227	(43)
Net change in unrealized income (losses) on investments	1,464	(72)	(1,776)	(1,079)
Net increase (decrease) in net assets resulting from operations	$13,047	$10,476	$32,679	$23,347

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment income for the three and nine months ended September 30, 2026 and 2025, was driven by deployment of capital and interest income from our investments. The composition of our investment income was as follows (dollars in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$22,698	$20,306	$66,193	$49,682
Paid-in-kind	584	154	2,033	851
Fee income	315	600	1,695	1,157
Total investment income from non-controlled/affiliate company investments	23,597	21,060	69,921	51,690
Investment income from controlled, affiliated investments:
Interest from investments	238	—	701	—
Paid-in-kind	21	—	62	—
Total investment income from controlled/affiliate company investments	259	—	763	—
Total investment income	$23,856	$21,060	$70,684	$51,690

Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Total investment income increased for the three and nine months ended September 30, 2026, compared to the same periods in the prior year, primarily driven by an increase in interest income (including PIK) due to a larger investment portfolio, partially offset by a lower weighted average current yield on the portfolio (9.3% as of September 30, 2026, compared to 9.7% as of September 30, 2025).

We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2026 and 2025, was as follows (dollars in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Management fees	$1,622	$1,285	$4,544	$3,142
Incentive fees	1,695	1,435	4,841	3,198
Administrative expenses	75	258	535	628
Interest expense	7,399	6,848	22,333	17,393
Professional fees	490	497	1,401	1,167
Trustees' fees	53	53	170	158
Organizational and offering expenses	64	473	482	1,376
Other general expenses	636	624	1,766	1,217
Repayments of prior reimbursements (Note 4)	375	—	384	—
Expense reimbursement	—	(476)	—	(1,058)
Net expenses	$12,409	$10,997	$36,456	$27,221

Under the investment management agreement with the Investment Adviser (the "Investment Management Agreement"), we pay an annual fee rate of 1.25% of net assets as of the beginning of the first calendar day of the applicable quarter. The Management Fee will be appropriately adjusted for any share issuances or repurchases during the applicable quarter. The Management Fee is calculated and payable quarterly in arrears. Management fees increased for the three months ended September 30, 2026 primarily due to an increase in weighted average net assets for the three months ended September 30, 2026, compared to the same period in the prior year.

We have agreed to pay the Investment Adviser an incentive fee. A portion of the incentive fee is based upon pre-incentive fee net investment income and a portion is based on capital gains. The incentive fee on net investment income shall be calculated and accrued on a monthly basis while being determined and payable in arrears as of the end of each fiscal quarter pursuant to the Investment Management Agreement. The incentive fee on capital gains is determined and payable at the end of each calendar year in arrears pursuant to the Investment Management Agreement. Income based incentive fees increased for the three months ended September 30, 2026 compared to the same period in the prior year, primarily due to an increase in pre-incentive fee net investment income. Incentive fees related to capital gains reversed in the nine months ended September 30, 2026 compared to the same period in the prior year due to net losses on investments compared to net gains in the comparable period. The accrual for any capital gains-based incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

Interest expenses include interest expense, amortized deferred financing cost, and other borrowing costs related to the SMBC Facility and Credit Facility. The increase was primarily driven by a higher average principal amount of debt outstanding, partially offset by a lower weighted average interest rate on our borrowings relative to the same period in the prior year. The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for total borrowings for the three months ended September 30, 2026 and 2025 was 5.80% and 6.55%, respectively. The average daily debt outstanding for the three months ended September 30, 2026 and 2025 was $454,140 and $395,394, respectively. The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for total borrowings for the nine months ended September 30, 2026 and 2025 was 5.82% and 6.63%, respectively. The average daily debt outstanding for the nine months ended September 30, 2026 and 2025 was $458,210 and $330,090, respectively.

Organization and offering expenses were incurred in connection with the offering of our common shares of beneficial interest, including through the formation of feeder funds and the out-of-pocket expenses of the Investment Adviser and our agents and affiliates.

Expense reductions include required and voluntary expense payments. For further details, see “Item 1. Financial Statements —Notes to the Consolidated Financial Statements—Note 4. Related Party Transactions” in the accompanying financial statements.

Other expenses included administrative expenses, professional fees, trustee fees, and other general expenses (e.g. insurance, valuation, and other costs). The increase compared to the comparable period was primarily driven by an increase in other general and administrative expense and costs attributable to professional fees due to continued portfolio growth.

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three and nine months ended September 30, 2026 and 2025, were as follows (dollars in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net realized gains (losses)
Non-controlled, non-affiliated investments	$136	$485	$227	$(43)
Total net realized gains (losses)	136	485	227	(43)
Net change in unrealized gains (losses) on investments
Non-controlled, non-affiliated investments	1,206	(54)	(2,474)	(1,035)
Non-controlled, affiliated investments	15	—	39	—
Controlled, affiliated investments	253	—	677	—
Net change in deferred tax liability	(10)	(18)	(18)	(44)
Total net change in unrealized gains (losses) on investments	1,464	(72)	(1,776)	(1,079)
Total net realized and unrealized gains (losses)	$1,600	$413	$(1,549)	$(1,122)

For the three and nine months ended September 30, 2026, we recognized net realized gains on investments primarily driven by the sale of our equity investment in Ensemble Performing Arts Partners LLC.

For the three months ended September 30, 2026, the net change in unrealized gains was primarily driven by increases in the fair value of certain debt investments, partially offset by the reversal of previously recognized unrealized gains on investments that were repaid or sold. For the nine months ended September 30, 2026, the net change in unrealized losses was primarily driven by the reversal of previously recognized unrealized gains on investments that were repaid or sold.

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

As of September 30, 2026 and December 31, 2025, our debt consisted of an asset-based leverage facility, credit facilities, and short-term borrowings related to repurchase obligations. We have entered into, and expect to continue to enter into, additional credit facilities, increase the size of our existing facilities, or issue additional debt securities, including securitizations, unsecured debt, or other forms of debt. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities, or issue preferred shares, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. See "Borrowings" for more information.

As of September 30, 2026 and December 31, 2025, our asset coverage ratios were 207.00% and 197.52%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents on hand as of September 30, 2026, taken together with our available debt capacity, is expected to be sufficient for our investing activities and to conduct our operations in the near future.

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

As of September 30, 2026, we had $31,672 in cash and cash equivalents, including cash and cash equivalents acquired in the Mergers. During the nine months ended September 30, 2026, cash provided by operating activities was primarily as a result of disposing of portfolio investments for $152,470, an increase in net assets resulting from operations of $32,679, cash and cash equivalents acquired in the merger of $12,185, and an increase in payable for investments purchased of $12,773 partially offset by funding portfolio investments of $190,996. Cash provided by financing activities was primarily the result of proceeds from the issuance of common shares partially offset by net debt repayments and dividend payments to shareholders of $47,150, $5,434 and $34,450, respectively. As of September 30, 2026, we had restricted cash of $7,186 held for collateral to meet requirements associated with the SMBC Facility (as defined below).

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

Related Party Transactions and Agreements

We have entered into a number of business relationships with affiliated or related parties, including the Investment Management Agreement with the Investment Adviser, the administration agreement (the “Administration Agreement”) with John Hancock Investment Management LLC (“John Hancock”), the managing dealer agreement with John Hancock (the “Managing Dealer Agreement”) and the expense limitation and reimbursement agreement with the Investment Adviser (the “Expense Limitation and Reimbursement Agreement”). In addition to the aforementioned agreements, we, the Investment Adviser, Comvest, Manulife and certain of their affiliates intend to rely on exemptive relief (the “Co-Investment Order”) granted by the SEC to certain affiliates of Manulife to co-invest with other funds managed by our Investment Adviser, Comvest, Manulife or their affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

See “Item 1. Financial Statements—Notes to the Consolidated Financial Statements—Note 4. Related Party Transactions.”

Distributions and Dividends

Distributions declared for the nine months ended September 30, 2026, totaled $34,118.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Per Share Amount
January 29, 2026	January 29, 2026	February 23, 2026	$0.21
February 26, 2026	February 26, 2026	March 26, 2026	$0.21
March 30, 2026	March 30, 2026	April 22, 2026	$0.21
April 29, 2026	April 29, 2026	May 22, 2026	$0.20
May 28, 2026	May 28, 2026	June 24, 2026	$0.20
June 29, 2026	June 29, 2026	July 24, 2026	$0.19
July 30, 2026	July 30, 2026	August 25, 2026	$0.19
August 28, 2026	August 28, 2026	September 24, 2026	$0.19
September 29, 2026	September 29, 2026	October 23, 2026	$0.18

Distributions declared for the nine months ended September 30, 2025, totaled $23,980.

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

Borrowings

We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, must equal at least 150% after such borrowing, with certain limited exceptions. We may in the future determine to utilize a greater amount of leverage, including for investment purposes. As of September 30, 2026 and December 31, 2025, we had $633,115 and $480,232, respectively, of par value of outstanding borrowings (net of deferred financing costs), including interest payable, and our asset coverage ratio was 207.00% and 197.52%, respectively, compliant with the minimum asset coverage level of 150% generally required by a BDC by the 1940 Act.

Secured Loan Facilities

Sumitomo Mitsui Banking Corporation (“SMBC Facility”)

On July 16, 2024, Subsidiary II entered into a Loan and Servicing Agreement (as amended, the "SMBC Facility"), with Sumitomo Mitsui Banking Corporation, as collateral agent, administrative agent and a lender, Webster Bank, N.A., as a lender, and Western Alliance Trust Company, N.A., as account bank, collateral custodian and collateral administrator. The SMBC Facility provides for borrowings in U.S. dollars up to a maximum principal amount of $400 million. On April 14, 2026, the SMBC Facility was amended to extend the temporary upsize of $45 million to $445 million for an additional three months until July 15, 2026 (the "Upsize Period") and $400 million after the Upsize Period. Proceeds from the borrowings under the SMBC Facility will be used primarily to finance the purchase or origination of loans. Unless otherwise terminated, the SMBC Facility will mature on July 16, 2029. The interest rate on outstanding loans will be calculated by the 1-month SOFR rate plus a spread of 2.20%. Please refer to “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings” for further details on the SMBC Facility.

JPM Funding Facility

On September 30, 2026, as a result of the closing of the Mergers, the Fund became party to and assumed all of MPCF’s obligations under the Loan and Security Agreement dated March 26, 2024 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “JPM Funding Facility”), among Manulife Private Credit Fund SPV, LLC, as borrower (the “Borrower”), MPCF, as the parent and as portfolio manager, the lenders party thereto, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent.

The JPM Funding Facility provides for a secured loan facility with maximum loan commitments of $250 million. The JPM Funding Facility has a reinvestment period ending November 26, 2029, which is also the final maturity date. In connection with the JPM Funding Facility, the Fund, as seller, and the Borrower, as purchaser, are party to a related Sale and Contribution Agreement, pursuant to which the Borrower purchases, or receives contributions of cash or, certain corporate loans originated by the Fund or its affiliates from time to time.

Borrowings under the JPM Funding Facility bear interest at Term SOFR or an alternate base rate, plus an applicable margin of 2.00% per annum, subject to increases for default rate interest in accordance with the terms of the JPM Funding Facility. The Borrower also pays a commitment fee of 0.60% per annum on the average daily unused facility amount, together with an upfront fee and other customary fees.

The obligations of the Borrower under the JPM Funding Facility are secured by substantially all of the assets held by the Borrower, including the related loans.

In connection with the JPM Funding Facility, the Fund and the Borrower have made certain customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Funding Facility contains customary events of default for facilities of this nature. Proceeds of borrowings under the JPM Funding Facility may be used for the purposes permitted thereunder, including funding the purchase of loans and other portfolio investments. Please refer to “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings” for further details on the JPM Funding Facility.

Credit Facility

On December 2, 2025, we entered into a senior secured revolving credit agreement with the Fund, as borrower, the lenders from time to time parties thereto, The Bank of Nova Scotia, as administrative agent, collateral agent, issuing bank, swingline lender and as lead arranger (the “Credit Facility”). The Credit Facility will be guaranteed by certain subsidiaries of the Fund that may be formed or acquired by the Fund in the future. Proceeds from the borrowings under the Credit Facility will be used for general corporate purposes, including the funding of portfolio investments. The maximum principal amount of the Credit Facility is $150 million subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness. On April 30, 2026, the Credit Facility was amended to increase the maximum principal amount from $150 million to $187.5 million, with the permanent commitment and temporary commitment amounts each increasing from $75 million to $93.75 million in the aggregate. Maximum capacity under the Credit Facility may be increased up to $300 million through the exercise by the Fund of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each guarantor, subject to certain exceptions, and includes a $50 million limit for swingline loans. Please refer to “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings” for further details on the Credit Facility.

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

Off-Balance Sheet Arrangements

As of September 30, 2026, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of September 30, 2026, we had unfunded commitments on revolving credit lines, delayed draw term loans, and membership interests, of $207,318. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand. Please refer to “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 6. Commitments and Contingencies” for further detail on these unfunded commitments.

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

Valuation of Portfolio Investments

The Investment Adviser applies fair value accounting in accordance with GAAP and valuation policies and procedures adopted by the Board (the "Valuation Policy"). Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on our Consolidated Statements of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in our Consolidated Statements of Operations as "Net change in unrealized gains (losses) of investments".

The Investment Adviser values our portfolio investments in accordance with the Valuation Policy and the 1940 Act. For purposes of the 1940 Act, the Board has designated the Investment Adviser as our Valuation Designee (the "Valuation Designee"). The Board provides oversight of the Investment Adviser’s monthly good faith fair value determinations of our portfolio investments, including investments that are not publicly traded and those whose market prices are not readily available.

One or more independent valuation firms (each a "Valuation Agent") are engaged to independently value our investments, in consultation with the Investment Adviser. Our valuation procedures, which are the procedures that are followed by such Valuation Agent are set forth in more detail below:

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

a) Bond quotes are obtained through independent pricing services. Internal reviews are performed by the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, and/or the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and if so, the quote is used. In the event the Investment Adviser, with the assistance of the Valuation Agent, determines that the bond quotes are not readily available or otherwise not determinable pursuant to our valuation procedures, or not reliable, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and

b) For investments other than bonds, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, and/or the Investment Adviser, look at the number of quotes readily available and perform the following:

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

The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period and the fluctuations could be material.

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective interest method. Loan origination fees, original issue discount and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. We may have loans in the portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when deemed by the issuer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income may be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The U.S. Federal Reserve has adjusted benchmark interest rates several times in recent years, including periods of rising interest rates to address inflation, as well as rate cuts and periods where rates were held steady. As a result, key base interest rates, such as Secured Overnight Financing Rate (“SOFR”), may fluctuate over time. As of September 30, 2026, 99.7% of total debt investments at fair value represent floating-rate investments, many of which are subject to certain reference rate floors and 0.3% of our debt investments at fair value represent fixed-rate investments. Of the performing investments held, 99.8% of total debt investments at fair value represent floating-rate investments, many of which are subject to certain reference rate floors and 0.2% of our debt investments at fair value represent fixed-rate investments as of September 30, 2026.

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

Assuming that the interim and unaudited Consolidated Statements of Assets and Liabilities as of September 30, 2026, were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Interest Income (in thousands)	Net Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 100 basis points	$(12,859)	$(6,334)	$(6,525)
Down 200 basis points	(25,140)	(12,667)	(12,473)
Up 100 basis points	12,921	6,334	6,587
Up 200 basis points	25,842	12,667	13,175
Up 300 basis points	38,762	19,001	19,761

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2026. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective in accomplishing their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Report, you should carefully consider the factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, our financial condition, our investments and/or operating results. During the nine months ended September 30, 2026, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Fund did not make any sales of unregistered securities during the fiscal quarter ended September 30, 2026 that were not previously disclosed in a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

PART IV

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this Report, or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description of Document
3.1	Second Amended and Restated Declaration of Trust (1)
3.2	Second Amended and Restated Bylaws (2)
10.1

Agreement and Plan of Merger, by and among John Hancock Comvest Private Income Fund, John Hancock Comvest Merger Sub, LLC, Manulife Private Credit Fund, Comvest Credit Managers, LLC, and Manulife Investment Management Private Markets (US) LLC, dated as of June 22, 2026 (3)

10.2

Amendment No. 1 to Agreement and Plan of Merger, by and among John Hancock Comvest Private Income Fund, John Hancock Comvest Merger Sub, LLC, Manulife Private Credit Fund, Comvest Credit Managers, LLC and Manulife Investment Management Private Markets (US) LLC, dated as of September 29, 2026 (4)

10.3	Fifth Amended and Restated Expense Limitation and Reimbursement Agreement*
10.4	Joinder Agreement, dated as of September 30, 2026, between Manulife Private Credit Fund SPV, LLC and John Hancock Comvest Private Income Fund*
10.5

Loan and Security Agreement, dated March 26, 2024, among Manulife Private Credit Fund SPV, LLC, as borrower, Manulife Private Credit Fund, as the parent and as portfolio manager, the lenders party thereto, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent (5)

10.6	Sale and Contribution Agreement, dated March 26, 2024, between Manulife Private Credit Fund, as seller, and Manulife Private Credit Fund SPV, LLC, as purchaser (5)
10.7

First Amendment to Loan and Security Agreement dated November 26, 2024 among Manulife Private Credit Fund SPV, LLC, as borrower, Manulife Private Credit Fund, as the parent and as portfolio manager, the lenders party thereto, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent (5)

10.8

Second Amendment to Loan and Security Agreement dated April 10, 2025 among Manulife Private Credit Fund SPV, LLC, as borrower, Manulife Private Credit Fund, as the parent and as portfolio manager, the lenders party thereto, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent (5)

10.9

Third Amendment to Loan and Security Agreement dated October 8, 2025 among Manulife Private Credit Fund SPV, LLC, as borrower, Manulife Private Credit Fund, as the parent and as portfolio manager, the lenders party thereto, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent (5)

10.10

Fifth Amendment to Loan and Security Agreement dated May 29, 2026 among Manulife Private Credit Fund SPV, LLC, as borrower, Manulife Private Credit Fund, as the parent and as portfolio manager, the lenders party thereto, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent (5)

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

(4) Previously filed as an exhibit to the Fund’s Report on Form 8-K (File No. 814-01669), filed on September 30, 2026 and incorporated herein by reference.

(5) Previously filed as an exhibit to the Fund’s Report on Form 8-K (File No. 814-01669), filed on October 5, 2026 and incorporated herein by reference.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2026.

John Hancock Comvest Private Income Fund

Date: November 12, 2026	By:	/s/ Robert O’Sullivan
	Name:	Robert O’Sullivan
	Title:	Chief Executive Officer

Date: November 12, 2026	By:	/s/ Cecilio M. Rodriguez
	Name:	Cecilio M. Rodriguez
	Title:	Chief Financial Officer